Form 10-Q
period 1996-06-30
FOOD TECHNOLOGY SERVICE INC
filed 1996-08-13
CIK 868267

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended  June 30, 1996

Commission File Number      0-19047

                 FOOD TECHNOLOGY SERVICE, INC.

                   INCORPORATED IN FLORIDA

IRS IDENTIFICATION NO.      59-2618503

1801 Thonotosassa Road, Suite 3, Plant City, Florida 33566
(813) 752-3364

"Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be
filed.   Yes [X] .  No [ ]"

"Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

                                           Outstanding as of June 30,
    Class                               1995                      1996
    -----                              ------                    ------
Common Stock, $.01 Par Value     3,384,790 Shares          5,008,323 Shares

                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS
                                                    JUNE 30,     DECEMBER 31,
                                                      1996          1995
                                                   (unaudited)       *
                                                  ------------  -----------
     ASSETS
Current Assets:
  Cash                                         $     22,763   $     98,359
  Accounts Receivable                                42,133         59,061
  Advance Payments                                   16,582         13,940
                                                  ---------      ---------
    Total Current Assets                             81,478        171,360

Property and Equipment:
  Cobalt                                          1,310,272      1,310,272
  Furniture and Equipment                         1,650,242      1,667,993
  Building                                        2,883,675      2,883,675
    Less Accumulated Depreciation                (1,507,664)    (1,110,236)
                                                 -----------    -----------
    Total Property and Equipment                  4,336,525      4,751,704

Land                                                171,654        171,654

Other Assets:
  Investments                                        67,642         69,419
  Deposits                                            5,000          8,920
                                                 ----------      ---------
                                                     72,642         78,339

TOTAL ASSETS                                   $  4,662,299   $  5,173,057

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                               $  100,759     $  168,209
  Payroll Taxes                                         300          4,733
  Loans from Directors                                    0        388,800
                                                 ----------      ---------
    Total Current Liabilities                       101,059        561,742

Financing Agreement and Debenture Payable         3,557,726      3,599,504
Accrued interest                                          0        289,923

Stockholders' Equity:
  Common Stock $.01 par value,
  10,000,000 shares authorized
    5,008,323 shares 1996                            50,083
    3,110,269 shares 1995                                          31,103
  Paid in Capital                                 6,955,162     5,177,708
  Deficit Accumulated During Development         (6,001,732)   (4,486,923)
                                                 -----------   -----------
                                                  1,003,514       721,888
                                                 -----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  4,662,299  $  5,173,057

* Condensed from audited financial statements


                        FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENTS OF OPERATIONS
                                            FOR THE QUARTER ENDED JUNE 30,
                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 1996      1996         1995
                                        (unaudited)   (unaudited)  (unaudited)
                                    ----------------   ----------   ---------
Net Sales                              $  921,929     $  54,214     $ 101,866
Operating Expenses:                     1,390,810        70,088        67,904
                                        ---------      --------      --------
    Loss from Operations                 (468,881)      (15,874)      (33,962)

General Administrative and Development  3,412,182        45,733        74,681

Depreciation                            1,513,238        78,658        83,123

Interest Expense                        1,099,465        85,742       100,080
                                        ---------       -------       -------
Net Loss Before Income Taxes           (6,493,766)     (226,007)     (223,922)

Other Income (Expense):
  Foreign Exchange Gain                   325,590
  Interest Income                         188,892             1             2
  Other                                   (22,448)
                                        ----------     ---------     ---------
Loss Before Income Taxes               (6,001,732)     (226,006)     (223,920)

Income Taxes                                    0             0             0

Net Loss                            $  (6,001,732)  $  (226,006)  $  (223,920)

Net Loss per Common Share                $  (1.20)      $  (.05)      $  (.07)

NOTE 1: BASIS OF PRESENTATION
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


                        FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENTS OF OPERATIONS
                                      FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 1996      1996         1995
                                        (unaudited)   (unaudited)  (unaudited)
                                    ----------------   ----------   ---------
Net Sales                              $  921,929     $  99,958     $ 198,939
Operating Expenses:                     1,390,810       152,196       183,052
                                        ---------      --------      --------
    Loss from Operations                 (468,881)      (52,238)      (15,887)

General Administrative and Development  3,412,182       101,766       184,177

Depreciation                            1,513,238       158,171       167,232

Interest Expense                        1,099,465       172,053       185,689
                                        ---------       -------       -------
Net Loss Before Income Taxes           (6,493,766)     (484,228)     (521,211)

Other Income (Expense):
  Foreign Exchange Gain                   325,590
  Interest Income                         188,892             3             6
  Other                                   (22,448)
                                        ----------     ---------     ---------
Loss Before Income Taxes               (6,001,732)     (484,225)     (521,205)

Income Taxes                                    0             0             0

Net Loss                            $  (6,001,732)  $  (484,225)  $  (521,205)

Net Loss per Common Share                $  (1.20)      $  (.10)      $  (.15)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


                        FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENTS OF CASH FLOWS
                                    December 11, 1985    6 Months   6 Months
                                   (Inception) Through     Ended      Ended
                                      June 30, 1996       6/30/96    6/30/95
                                        (unaudited)     (unaudited)(unaudited)
                                     ----------------   ----------  ---------
Cash Flows from Operations:
  Sales Income Received                 $  880,706      $  97,266   $ 216,241
  Interest Received                        188,892              3           6
  Cash Paid for Operating Expenses      (4,456,678)      (257,797)   (441,597)
                                        -----------      ---------   ---------
                                        (3,387,080)      (160,528)   (225,350)

Cash Flows from Investing:
  Property & Equipment Purchase         (6,024,295)             0       1,199
  Deposits                                  (5,000)             0           0
  Collection of Notes Receivable           489,300              0           0
                                        (5,539,995)             0      (1,199)

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock     5,451,329        175,000     142,500
  Offering Cost                           (483,959)             0           0
  Short Term Loan                          (52,450)             0      97,500
  Financing Agreement                    4,058,918              0           0
  Purchase of Common Stock                 (20,000)             0           0
                                         ----------      --------     -------
                                         8,953,838        175,000     240,000

Net Increase (Decrease) in Cash             22,763         14,472      13,451

Cash at Beginning of Period                                 8,291       6,355

Cash at End of Period                    $  22,763      $  22,763   $  19,806

              ___________________________________________________

Reconciliation of Net Loss to Net Cash

Net Loss                            $  (6,003,275)   $  (484,225) $  (521,205)

Adjustments to Reconcile Net Loss to Cash Used:
  Imputed Interest on Finance Agreement   437,743              0      185,519
  Depreciation                          1,513,238        158,171      167,232
  Foreign Exchange Gain                  (325,590)
  (Increase) Decrease in Receivables      (58,715)         5,334      (17,302)
  Increase (Decrease) in Payables         101,059         (1,100)      (80,386)
  Equity in Net Loss of Affiliate          36,848
  Stock Issued for Services & Interest    908,735        171,960         6,188
  Loss on Sale of Equipment                 2,877
                                       -----------      ---------    ---------
Cash Used by Operating Activities     $(3,387,080)    $ (160,528) $   (225,350)


                        FOOD TECHNOLOGY SERVICE, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                   Common Stock   Paid-In Capital    Deficit
                                   ------------   ---------------    -------
1995 (unaudited)
Balance, January 1, 1995            $  30,530     $  5,029,593  $  (4,189,639)
Sale of 331,771 (1) Shares of Stock
for $725,124                            3,318          721,806
Offering Cost to Sell Stock                                  0
Net Loss for Period                                                  (521,205)
Balance, March 31, 1995             $  33,848     $  5,751,399  $  (4,710,844)
______________________________________________________________________________

1996 (unaudited)
Balance, January 1, 1996            $  43,996     $  6,474,289  $  (5,517,506)
Sale of 608,700 (2) Shares of Stock
for $486,960                            6,087          480,873
Offering Cost to Sell Stock                                  0
Net Loss for Period                                                  (484,226)
Balance, June 30, 1996              $  50,083     $  6,955,162  $  (6,001,732)

(1)  274,521 shares issued in exchange for a reduction in debt.
(2)  389,950 shares issued in exchange for a reduction in debt.

(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30 of each year: 3,384,790 (1995) and 5,008,323 (1996).

(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

FOOD TECHNOLOGY SERVICE, INC.

Management's Analysis of Quarterly Income Statements

Operations

Gaining approvals to irradiate meat and shellfish by the Food and Drug
 Administration (FDA), are still delayed and forces the Company to continue in its "Development Stage." Losses for the second quarter of 1996 are substantial. Government regulators claim that budget reductions during the past few months have forced them to reduce staff and they have fallen behind in their administrative functions. Because of these delays, the Company reduced its operating expenses and has spent less money on government relations and promotion. Because of these cuts in expenses, the Company has reduced its losses, although revenues are still minimal. The Company continues to irradiate poultry for several hospitals as well as some restaurants that are located in Florida. The Company expects this business to increase as additional distributors are offering irradiated poultry to their food service customers. Authority was granted by the FDA to use the standard polystyrene foam tray, but in white only. The yellow tray that is used for poultry is still awaiting FDA approval. All necessary data to grant this approval has been submitted by a manufacturer of polystyrene foam trays to the agency. Availability of fresh fruits and vegetables during the second quarter was limited.

Management is still working with some major supermarkets to bring irradiated foods to their stores, once the approvals are gained for meat, shellfish and the standard yellow poultry tray. Trade magazines in the meat and poultry industry are still endorsing food irradiation as the best technology to eliminate the pathogens that cause a health threat to consumers.

Revenues for the second quarter were $54,213, which is an increase of twenty percent over the first quarter of 1996. Expenses for the quarter also decreased. The Company's loss for the quarter was $226,005, which is $32,215 less than that sustained in the first quarter. Operating expenses for the quarter were also reduced. The balance of the loss is accrued interest on the debt to Nordion International, Inc. (Nordion) and depreciation, both of which are non-cash items.

With the cooperation of Nordion, the Company has been able to meet its obligations and with Nordion's continued financial assistance should continue to do so until it has completed its "Development Stage" and gain the approvals by the FDA to offer safer poultry, meat and shellfish to American consumers.

The Company's success still depends upon approvals for meat and shellfish. Management will continue to work with groups to urge action by the FDA that will permit Americans to enjoy safer foods. Once these clearances are granted,
 Management expects to complete its "Development Stage" and become a fully operational company with opportunities to expand with new facilities into other areas of the United States. With the cooperation of Nordion, the Company hopes to gain these approvals during this year.

Liquidity and Capital Resources

As of June 30, 1996, the Company had cash on hand of $22,763 and accounts receivable of $42,133 and negative working capital of $19,581. During the second quarter Nordion converted the accrued interest in the amount of $85,684 and long term indebtedness owed to them by the Company in the amount of $50,000 into 169,604 shares of restricted common stock of the Company. Also during the quarter Nordion purchased for cash additional shares of restricted common stock in the amount of $90,000 to enable the Company to meet its obligations in a timely manner. The special alliance that we have with Nordion should guarantee the Company's survival as a going entity until government agencies permit us to irradiate meat and shellfish, and approve the standard yellow tray for poultry so it can be offered in major retail outlets. However, if Nordion, for any reason, should cease advancing funds to the Company or demand payment of its accrued interest, the Company would be forced to curtail some or all of it's operations.


OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 14, 1996     FOOD TECHNOLOGY SERVICE, INC.


                      Sam R. Whitney
             ------------------------------------
             Chairman and Chief Executive Officer


                  Walter H. Harkala
             ------------------------------------
                 Corporate Secretary