Form 10-Q/A
period 1996-06-30
FOOD TECHNOLOGY SERVICE INC
filed 1996-10-03
CIK 868267

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



                                 Outstanding as of June 30,
Class                             1995               1996
-----                            ------             ------
Common Stock,$.01 Par Value   ,384,790 Shares  5,008,323 Shares

                             FOOD TECHNOLOGY SERVICE, INC.
                                    BALANCE SHEETS
                                          JUNE 30,              DECEMBER 31,
                                               1996                   1995
                                            (unaudited)                *
                                           ------------            -----------
ASSETS

Current Assets:
  Cash                                     $    22,763        $     98,359
  Accounts Receivable                           42,133              59,061
  Advance Payments                              16,582              13,940
                                             ---------           ---------
Total Current Assets                            81,478             171,360

Property and Equipment:
  Cobalt                                     1,310,272           1,310,272
  Furniture and Equipment                    1,650,242           1,667,993
  Building                                   2,883,675           2,883,675
  Less Accumulated Depreciation             (1,507,664)         (1,110,236)
                                           -----------        -----------
Total Property and Equipment                 4,336,525           4,751,704

Land                                           171,654             171,654

Other Assets:
  Investments                                   67,642              69,419
  Deposits                                       5,000               8,920
                                            ----------           ---------
                                                72,642              78,339

TOTAL ASSETS                                $4,662,299        $  5,173,057

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                            $100,759          $  168,209
  Payroll Taxes                                    300               4,733
  Loans from Directors                               0             388,800
                                            ----------           ---------
Total Current Liabilities                      101,059             561,742

Financing Agreement and Debenture Payable    3,557,726           3,599,504
Accrued interest                                     0             289,923

Stockholders' Equity:
  Common Stock $.01 par value,
  10,000,000 shares authorized
  5,008,323 shares 1996                        50,083
  3,110,269 shares 1995                                             31,103
  Paid in Capital                           6,955,162            5,177,708
  Deficit Accumulated During Development   (6,001,732)          (4,486,923)
                                          -----------           -----------
                                            1,003,514              721,888
                                          -----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $4,662,299         $  5,173,057

* Condensed from audited financial statements

                             FOOD TECHNOLOGY SERVICE, INC.
                               STATEMENTS OF OPERATIONS
                              FOR THE QUARTER ENDED JUNE 30,

                                      December 11, 1985
                                     (Inception) Through
                                       June 30, 1996        1996         1995
                                         (unaudited)    (unaudited)  (unaudited)
                                       ----------------  ----------   ---------

Net Sales                                  $  921,929     $54,214     $ 101,866
Operating Expenses:                         1,390,810      70,088        67,904
                                            ---------    --------      --------
         Loss from Operations                (468,881)    (15,874)      (33,962)

General Administrative and Development      3,412,182      45,733        74,681
Depreciation                                1,513,238      78,658        83,123
Interest Expense                            1,099,465      85,742       100,080
                                            ---------     -------       -------

Net Loss Before Income Taxes               (6,493,766)   (226,007)     (223,922)

Other Income (Expense):
  Foreign Exchange Gain                       325,590
  Interest Income                             188,892           1             2
  Other                                       (22,448)
                                            ----------   ---------     ---------

Loss Before Income Taxes                   (6,001,732)   (226,006)     (223,920)

Income Taxes                                        0           0             0

Net Loss                                $  (6,001,732)  $(226,006)  $  (223,920)

Net Loss per Common Share                    $  (1.20)    $  (.05)      $  (.07)


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

                             FOOD TECHNOLOGY SERVICE, INC.
                               STATEMENTS OF OPERATIONS

                              FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                      December 11, 1985
                                    (Inception) Through
                                       June 30, 1996       1996         1995
                                         (unaudited)   (unaudited)  (unaudited)
                                     ----------------    ----------   ---------


Net Sales                                  $  921,929     $99,958     $ 198,939
  Operating Expenses:                       1,390,810     152,196       183,052
                                            ---------    --------      --------
    Loss from Operations                     (468,881)    (52,238)      (15,887)

General Administrative and Development      3,412,182     101,766       184,177

Depreciation                                1,513,238     158,171       167,232

Interest Expense                            1,099,465     172,053       185,689
                                            ---------     -------       -------

Net Loss Before Income Taxes               (6,493,766)   (484,228)     (521,211)

Other Income (Expense):
  Foreign Exchange Gain                       325,590
  Interest Income                             188,892           3             6
  Other                                       (22,448)
                                            ----------   ---------     ---------

Loss Before Income Taxes                   (6,001,732)   (484,225)     (521,205)

Income Taxes                                        0           0             0

Net Loss                                $  (6,001,732)  $(484,225)  $  (521,205)

Net Loss per Common Share                    $  (1.20)    $  (.10)      $  (.15)

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

                             FOOD TECHNOLOGY SERVICE, INC.
                               STATEMENTS OF CASH FLOWS

                                      December 11, 1985   6 Months    6 Months
                                     (Inception) Through   Ended       Ended
                                        June 30, 1996     6/30/96     6/30/95
                                         (unaudited)  (unaudited)   (unaudited)
                                     ----------------    ----------  ---------

Cash Flows from Operations:
  Sales Income Received                    $  880,706   $  97,266   $ 216,241
  Interest Received                           188,892           3           6
  Cash Paid for Operating Expenses         (4,456,678)   (257,797)   (441,597)
                                           -----------   ---------   ---------
                                           (3,387,080)   (160,528)   (225,350)

Cash Flows from Investing:
  Property & Equipment Purchase            (6,024,295)          0       1,199
  Deposits                                     (5,000)          0           0
  Collection of Notes Receivable              489,300           0           0
                                           -----------   --------     -------
                                           (5,539,995)          0      (1,199)

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock        5,451,329     175,000     142,500
  Offering Cost                              (483,959)          0           0
  Short Term Loan                             (52,450)          0      97,500
  Financing Agreement                       4,058,918           0           0
  Purchase of Common Stock                    (20,000)          0           0
                                            ----------   --------     -------
                                            8,953,838     175,000     240,000

Net Increase (Decrease) in Cash                22,763      14,472      13,451

Cash at Beginning of Period                                 8,291       6,355

Cash at End of Period                       $  22,763   $  22,763   $  19,806

                    ___________________________________________________

Reconciliation of Net Loss to Net Cash

Net Loss                                $  (6,003,275)  $(484,225) $ (521,205)

Adjustments to Reconcile Net Loss to Cash Used:
  Imputed Interest on Finance Agreement       437,743           0      185,519
  Depreciation                              1,513,238     158,171      167,232
  Foreign Exchange Gain                      (325,590)
  (Increase) Decrease in Receivables          (58,715)      5,334      (17,302)
  Increase (Decrease) in Payables             101,059      (1,100)      (80,386)
  Equity in Net Loss of Affiliate              36,848
  Stock Issued for Services & Interest        908,735     171,960         6,188
  Loss on Sale of Equipment                     2,877
                                           -----------    ---------    ---------
Cash Used by Operating Activities         $(3,387,080)  $(160,528) $   (225,350)

                             FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                     Common Stock   Paid-In Capital    Deficit

                                     ------------   ---------------    -------

1995 (unaudited)

Balance, January 1, 1995            $  30,530     $5,029,593  $  (4,189,639)

Sale of 331,771 (1) Shares of Stock
for $725,124                            3,318        721,806

Offering Cost to Sell Stock                                0

Net Loss for Period                                                (521,205)

Balance, March 31, 1995             $  33,848     $5,751,399  $  (4,710,844)

______________________________________________________________________________


1996 (unaudited)

Balance, January 1, 1996            $  43,996     $6,474,289  $  (5,517,506)

Sale of 608,700 (2) Shares of Stock
for $486,960                            6,087        480,873

Offering Cost to Sell Stock                                0

Net Loss for Period                                                (484,226)

Balance, June 30, 1996              $  50,083     $6,955,162  $  (6,001,732)

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


FOOD TECHNOLOGY SERVICE, INC.

Management's Analysis of Quarterly Income Statements

Operations

Gaining approvals to irradiate meat and shellfish by the Food and Drug Administration (FDA), are still delayed and forces the Company to continue in its "Development Stage." Losses for the second quarter of 1996 are substantial. Government regulators claim that budget reductions during the past few months have forced them to reduce staff and they have fallen behind in their administrative functions. Because of these delays, the Company reduced its operating expenses and has spent less money on government relations and promotion. Because of these cuts in expenses, the Company has reduced its losses, although revenues are still minimal.
The Company continues to irradiate poultry for several hospitals as well as some restaurants that are located in Florida. The Company expects this business to increase as additional distributors are offering irradiated poultry to their food service customers. Authority was granted by the FDA to use the standard polystyrene foam tray, but in white only. The yellow tray that is used for poultry is still awaiting FDA approval. All necessary data to grant this approval has been submitted by a manufacturer of polystyrene foam trays to the agency. Availability of fresh fruits and vegetablesduring the second quarter was limited.

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