Form 10-Q
period 1996-09-30
FOOD TECHNOLOGY SERVICE INC
filed 1996-11-14
CIK 868267

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-Q



QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended  September 30, 1996

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



                                 Outstanding as of September 30,
Class                          1995                1996
-----                          ------             ------
Common Stock, $.01 Par Value   3,815,544 Shares  5,306,194 Shares

                             FOOD TECHNOLOGY SERVICE, INC.
                                    BALANCE SHEETS
                                          SEPT. 30,              DECEMBER 31,
                                            1996                    1995
                                          (unaudited)                *
                                        ------------             -----------
ASSETS

Current Assets:
  Cash                                     $    31,747        $     98,359
  Accounts Receivable                           44,243              59,061
  Advance Payments                              14,140              13,940
                                             ---------           ---------
Total Current Assets                            90,130             171,360

Property and Equipment:
  Cobalt                                     1,310,272           1,310,272
  Furniture and Equipment                    1,650,242           1,667,993
  Building                                   2,883,675           2,883,675
  Less Accumulated Depreciation             (1,584,507)         (1,110,236)
                                           -----------        -----------
Total Property and Equipment                 4,259,682           4,751,704

Land                                           171,654             171,654

Other Assets:
  Investments                                   67,642              69,419
  Deposits                                       5,000               8,920
                                            ----------           ---------
                                                72,642              78,339

TOTAL ASSETS                                $4,594,108        $  5,173,057

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                            $ 28,296          $  168,209
  Payroll Taxes                                    262               4,733
  Loans from Directors                               0             388,800
                                            ----------           ---------
Total Current Liabilities                       28,558             561,742

Financing Agreement and Debenture Payable    3,557,726           3,599,504
Accrued interest                                     0             289,923

Stockholders' Equity:
  Common Stock $.01 par value,
  10,000,000 shares authorized
  5,306,194 shares 1996                        53,062
  3,110,269 shares 1995                                             31,103
  Paid in Capital                           7,190,481            5,177,708
  Deficit Accumulated During Development   (6,235,719)          (4,486,923)
                                          -----------           -----------
                                            1,007,824              721,888
                                          -----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $4,594,108         $  5,173,057

* Condensed from audited financial statements

                             FOOD TECHNOLOGY SERVICE, INC.
                               STATEMENTS OF OPERATIONS
                           FOR THE QUARTER ENDED SEPTEMBER 30,

                                      December 11, 1985
                                     (Inception) Through
                                     September 30, 1996     1996         1995
                                         (unaudited)    (unaudited)  (unaudited)
                                       ----------------  ----------   ---------

Net Sales                                  $  969,067     $46,687     $  39,801
Operating Expenses:                         1,450,652      60,836        98,515
                                            ---------    --------      --------
         Loss from Operations                (481,585)    (14,149)      (58,714)

General Administrative and Development      3,468,027      55,604       102,856
Depreciation                                1,590,081      76,843        81,311
Interest Expense                            1,188,062      88,595       101,368
                                            ---------     -------       -------

Net Loss Before Income Taxes               (6,727,755)   (235,190)     (344,249)

Other Income (Expense):
  Foreign Exchange Gain                       325,590
  Interest Income                             188,893           1           272
  Other                                       (22,448)                   (2,877)
                                            ----------   ---------     ---------

Loss Before Income Taxes                   (6,235,719)   (235,189)     (346,854)

Income Taxes                                        0           0             0

Net Loss                                $  (6,235,719)  $(235,189)  $  (346,854)

Net Loss per Common Share                    $  (1.18)    $  (.04)      $  (.09)


NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.


The results of operations for the three month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                             FOOD TECHNOLOGY SERVICE, INC.
                               STATEMENTS OF OPERATIONS

                              FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                      December 11, 1985
                                    (Inception) Through
                                     September 30, 1996    1996         1995
                                         (unaudited)   (unaudited)  (unaudited)
                                     ----------------    ----------   ---------


Net Sales                                  $  969,067   $ 146,646     $ 238,740
  Operating Expenses:                       1,450,652     212,202       282,259
                                            ---------    --------      --------
    Loss from Operations                     (481,585)    (65,556)      (43,519)

General Administrative and Development      3,468,027     157,000       322,638

Depreciation                                1,590,081     235,014       248,543

Interest Expense                            1,188,062     260,648       287,057
                                            ---------     -------       -------

Net Loss Before Income Taxes               (6,727,755)   (718,218)     (901,757)

Other Income (Expense):
  Foreign Exchange Gain                       325,590
  Interest Income                             188,893           4           278
  Other                                       (22,448)                   (2,877)
                                            ----------   ---------     ---------

Loss Before Income Taxes                   (6,235,719)   (718,213)     (904,356)

Income Taxes                                        0           0             0

Net Loss                                $  (6,235,719)  $(718,213)  $  (904,356)

Net Loss per Common Share                    $  (1.18)    $  (.14)      $  (.24)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                             FOOD TECHNOLOGY SERVICE, INC.
                               STATEMENTS OF CASH FLOWS

                                      December 11, 1985   9 Months    9 Months
                                     (Inception) Through   Ended       Ended
                                     September 30, 1996    9/30/96     9/30/95
                                         (unaudited)    (unaudited)  (unaudited)
                                     ----------------    ----------  ---------

Cash Flows from Operations:
  Sales Income Received                    $  925,084   $ 141,644   $ 265,860
  Interest Received                           188,892           3         278
  Cash Paid for Operating Expenses         (4,652,098)   (449,217)   (751,207)
                                           -----------   ---------   ---------
                                           (3,538,122)   (307,570)   (485,069)

Cash Flows from Investing:
  Property & Equipment Purchase            (6,024,295)          0       9,301
  Deposits                                     (5,000)          0       3,920
  Collection of Notes Receivable              489,300           0           0
                                           -----------   --------     -------
                                           (5,539,995)          0     (13,221)

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock        5,607,354     331,025     495,833
  Offering Cost                              (483,959)          0     (11,250)
  Short Term Loan                             (52,450)          0      54,050
  Financing Agreement                       4,058,918           0           0
  Purchase of Common Stock                    (20,000)          0           0
                                            ----------   --------     -------
                                            9,109,863     331,025     538,633

Net Increase (Decrease) in Cash                31,747      23,455      66,785

Cash at Beginning of Period                                 8,291       6,355

Cash at End of Period                       $  31,747   $  31,747   $  73,140

                    ___________________________________________________

Reconciliation of Net Loss to Net Cash

Net Loss                                $  (6,235,719)  $(718,213) $ (904,356)

Adjustments to Reconcile Net Loss to Cash Used:
  Imputed Interest on Finance Agreement       432,199           0     279,232
  Depreciation                              1,590,081     235,014     248,543
  Foreign Exchange Gain                      (325,590)
  (Increase) Decrease in Receivables          (58,383)     (5,002)     27,120
  Increase (Decrease) in Payables              28,558     (73,601)   (147,065)
  Equity in Net Loss of Affiliate              36,848
  Stock Issued for Services & Interest        991,007     254,232       8,580
  Loss on Sale of Equipment                     2,877                   2,877
                                           -----------   ---------    ---------
Cash Used by Operating Activities         $(3,538,122)  $(307,570) $ (485,069)

                             FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                     Common Stock   Paid-In Capital    Deficit

                                     ------------   ---------------    -------

1995 (unaudited)

Balance, January 1, 1995            $  30,530     $5,029,593  $  (4,189,639)

Sale of 762,525 (1) Shares of Stock
for $1,169,501                          7,625        1,173,127

Offering Cost to Sell Stock                            (11,250)

Net Loss for Period                                                (904,356)

Balance, September 30, 1995         $  38,155     $6,191,470  $  (5,093,995)

______________________________________________________________________________


1996 (unaudited)

Balance, January 1, 1996            $  43,996     $6,474,289  $  (5,517,506)

Sale of 906,571 (2) Shares of Stock
for $725,258                            9,066        716,192

Offering Cost to Sell Stock                                0

Net Loss for Period                                                (718,213)

Balance, September 30, 1996         $  53,062     $7,190,481  $  (6,235,719)

(1)  274,521 shares issued in exchange for a reduction in debt.

(2)  389,950 shares issued in exchange for a reduction in debt.

(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30 of each year: 3,815,544 (1995) and 5,306,194 (1996).

(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.


FOOD TECHNOLOGY SERVICE, INC.

Management's Analysis of Quarterly Income Statements

Operations

The Company still suffers losses because of the lack of action by the Federal
 Regulatory Authorities in approving the irradiation of meat to destroy E.coli and the approval of the standard yellow polystyrene foam tray that is used at retail levels by the poultry industry. Until these approvals are granted, we must continue to operate as a "Development Stage" Company. Management continues to work with some major food processors and retailers so that once these reviews by the Food and Drug Administration (FDA) are completed, we will be ready to process these foods so that food-borne illness can be reduced and/or eliminated.

Revenues for the third quarter were $46,687, which is an increase of seventeen percent over the third quarter of 1995. Expenses for the quarter also decreased from the third quarter of last year. The Company's loss for the quarter was $235,189, which is $111,665 less than the loss sustained in the third quarter of 1995.

Nordion International, Inc. is giving the Company its full cooperation and financial assistance so the Company can meet all of its obligations in a timely manner. We should be the leader in bringing safer foods to all the people in North America once the reviews by the FDA for meat, fish and shellfish and the standard poultry tray are approved.

Liquidity and Capital Resources

As of September 30, 1996, the Company had cash on hand of $31,747 and accounts receivable of $58,383. During the third quarter, Nordion converted to restricted common stock the accrued interest in the amount due of $83,272. Also during the third quarter, Nordion purchased, for cash, additional shares of restricted common stock in the amount of $156,025 to enable the Company to meet its obligations. The alliance that we have with Nordion should guarantee the Company's survival as a going entity until government agencies permit the Company to irradiate meat and shellfish, and approve the standard yellow tray for poultry so it can be offered in major retail outlets. However, if Nordion, for any reason, should cease advancing funds to the Company or demand payment of its accrued interest, the Company would be forced to curtail some or all of its operations.

     OTHER INFORMATION

None applicable to this report and are, therefore, omitted.


     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


     Date: November 14, 1996     FOOD TECHNOLOGY SERVICE, INC.


                           Sam R. Whitney

                  ------------------------------------

                  Chairman and Chief Executive Officer




                       Walter H. Harkala

                  ------------------------------------

                      Corporate Secretary