Form 10KSB
period 1996-12-31
FOOD TECHNOLOGY SERVICE INC
filed 1997-03-31
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended December 31, 1996

     Commission File No. 0-27864


                 FOOD TECHNOLOGY SERVICES, INC.
                  (Formerly Vindicator, Inc.)
     (Exact name of Registrant as specified in its charter)

              FLORIDA                                    59-2618503
   (State of incorporation or organization)   (Employer Identification  Number)

   502 Prairie Mine Road, Mulberry, FL         33860
   (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (941) 425-0039
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X                No
                                                  -----                  -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

    The Registrant's operating revenues for its most recent fiscal year were $196,647.

    As of December 31, 1996, 5,750,284 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (3,274,826 shares) was approximately $2,865,470 based on the market price at that date.


              DOCUMENTS INCORPORATED BY REFERENCE

                              None

                       TABLE OF CONTENTS


PART I                                                                 PAGE NO.

Item 1   Business ..........................................................1

Item 2   Properties.........................................................7

Item 3   Legal Proceedings..................................................7

Item 4   Submission of Matters to a Vote of Security Holders................7

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters................................................8

Item 6   Management's Discussion and Analysis...............................8

Item 7   Financial Statements...............................................9

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................9

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................10

Item 10   Executive Compensation...........................................11

Item 11   Security Ownership of Certain Beneficial Owners and Management...12

Item 12   Certain Relationships and Related Transactions...................13

Item 13   Exhibits and Report on Form 8-K..................................13

                              PART I


Item 1. Business
----------------

    Food Technology Service, Inc., formerly Vindicator, Inc., (the "Company"), was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility, that uses gamma radiation produced by Cobalt 60, to treat or process various foods for insect disinfestation, shelf life extension and control of certain disease causing microorganisms. In April 1991, the Company completed its initial public offering, and the proceeds therefrom, approximately $2,000,000, were used primarily to pay for a portion of the cost of building the Company's irradiation facility in Mulberry, Florida. Construction of the facility was completed in December, 1991 and it became operational in January 1992.

    The benefits of radiation in preventing food-borne illness are well known. Food irradiation is supported by the United States Department of Agriculture ("USDA"), the World Health Organization, the United States Public Health Service, the American Medical Association, the Institute of Food Technologists, and reputable scientific and medical organizations throughout America. In addition, more than forty countries have approved the irradiation of food products. The United States Food & Drug Administration ("FDA") has approved irradiation as a safe and effective means of processing a variety of foods. To date, the FDA has approved the irradiation of (i) pork, to control trichinosis;
(ii) poultry, for the control of disease-causing pathogens; (iii) spices, for sterilization; and (iv) all fresh fruits and vegetables, for insect disinfestation, and to delay maturation, which extends the shelf life of many fresh fruits and vegetables.

    The Company expects that its success will be dependent upon the processing of poultry, meat and shellfish. However, the FDA has not yet approved the irradiation of fish, shellfish, or meat, nor has it approved a standard polystyrene foam tray for the packaging of poultry. The delays at the federal level are preventing the Company from implementing the technology for the irradiation of meat and shellfish which has been proven to be effective in controlling E. coli, listeria and other pathogens in meat, and in eliminating vibrio, including cholera, found in raw shellfish. The petition to irradiate meats was submitted to the FDA in July 1994. A petition for the approval of the irradiation of fish and shellfish has been pending more than eight (8) years, yet no final FDA action has been taken. The information necessary to approve the standard polystyrene foam tray has been at the FDA for nearly two years, but it has not yet acted to approve the use of this material for packaging.

    Management is working diligently with some meat processors and with a major retailer to gain the necessary approvals, so that the technology which can protect consumers from dangerous pathogens will be implemented. The Company presently irradiates meat for astronauts, which has been approved by the FDA, but it cannot, as yet, offer its services to processors to irradiate meat for the American people. Many harvesters of shrimp and oysters have been forced into bankruptcy, as a result of the warnings to the public about the dangers of enjoying raw shellfish, while the technology of irradiation, which has been proven to be an effective method of making shellfish safe for human consumption, awaits FDA approval. The Company is unable to predict when the Federal approvals will be finalized, however, the Company anticipates that the petition for the irradiation of meat will be approved in 1997. The numerous problems that have been encountered in gaining the FDA approvals have been very discouraging for the Company, and revenues to date have been nominal as a result thereof.


Revenues for 1996 were $196,647, of which approximately 70% was attributable to the processing of seasonings and spices. A nominal amount of poultry was also processed and shipped.

    In February of 1997, the Company and the Marcre Sales Corporation ("Marcre") , based in Forest Park, Georgia, signed an agreement in principle for
 Marcre to handle sales and distribution of food products processed by the Company. Additional partners in this initiative include MDS Nordion
("Nordion") and Nations Pride of Mulberry, Florida.  Marcre specializes in fresh and frozen poultry and operates two processing plants in the Atlanta, Georgia area.

    The Company does not now, nor does it intend to produce or sell foods. The Company will continue to market its irradiation process to growers and producers, as a substitute for and/or a complement to other food processing methods, such as canning, freezing, heat pasteurization and fumigation. The cost to a customer of the Company's irradiation services will vary depending on such factors as the amount of time the customer's food products occupy the radiation chamber, the costs and availability of competing methods of food processing, and general supply and demand and other economic factors.

Processing Plant Operations

Procedures

    Products to be irradiated are placed onto the conveying system. Some products, because of their density and pallet size, may have to be depalletized for radiation processing to ensure that the appropriate radiation dose is applied to the product. The conveying system automatically moves the product through the irradiation chamber at a predetermined rate specified by the Company's personnel. The positioning of the product relative to the radiation source and the distance of the product from the radiation source are fixed. The proper radiation dose is determined by the duration of the exposure of the product to the radiation source, which is carefully controlled to provide the desired dose. The exposure time required to achieve the desired dose will depend on the amount of Cobalt 60 in use and the density of the material exposed. The Company's facility is currently rated at approximately 1.9 million curies of Cobalt 60.  See "Cobalt 60 Supply," below.

    Like an airport x-ray system, the process does not make the food radioactive. The food is safe to eat immediately after processing.

    The total time required to process different products will vary, primarily reflecting (i) the different radiation doses required for different purposes (e.g., insect disinfestation requires a lower dose than does elimination of microorganisms), and (ii) the density of the product being irradiated (e.g., irradiation of relatively dense bulk poultry takes longer than irradiation of less dense retail packaged poultry). A higher or lower dose (but always within the range approved) can be applied by increasing or decreasing the time of exposure of the food to the radioactive source. Devices which measure the level of irradiation are placed in and around the product being irradiated, and they allow the Company's personnel to ensure that proper levels have been achieved. With the addition of refrigeration inside the facility, and the current supply of Cobalt 60, the plant can handle any and all products in an efficient manner.

Personnel

    At December 31, 1996, the Company employed seven persons, five of which are office personnel and two are plant employees. If and when the facility becomes fully operational, the Company anticipates that it will need to hire approximately seven additional employees for each shift the facility operates. Required personnel will included a shift supervisor, a controller/scheduler, a quality assurance supervisor, a plant operator, and three loaders/unloaders. All handling of the Cobalt 60 source, which occurs periodically for the purpose of adding or removing Cobalt 60, is done by Nordion. See "Agreements with MDS Nordion" below.


Cobalt 60 Supply

    The Company has in place approximately 1.9 million curies of Cobalt 60. The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must from time to time be purchased to maintain an appropriate radiation level. Presently, the price of Cobalt 60 is approximately $1.25 per curie. Nordion has agreed to sell the Company all its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that has reached the end of its useful life. See "Agreements with MDS Nordion" below.

Additional Uses for Irradiation

Research Services

    The Company uses its facility to irradiate various products as required in research activities being conducted by others, including state and federal government agencies.

Medical and Consumer Products

    The Company does not expect to provide irradiation treatment for medical products, because under the terms of its agreement with Nordion the Company will under some circumstances be prohibited from processing any product other than food and related products. However, if the Company's facility does not operate successfully as a food irradiation facility, it could be converted at little or no cost to a medical and consumer products irradiation facility. See "Agreements with MDS Nordion" below.

Plant Safety

Safety to Surrounding Community

    While a radiation source does require special handling, the necessary precautions are well understood and practiced daily at numerous medical supply irradiation plants already in operation. Unlike a nuclear power plant, the process does not involve any nuclear reaction. An irradiator is not a nuclear reactor. It is simply a processing plant containing a shielded area where foods are exposed to a source of ionizing radiation.

    The Company's irradiation activities will produce no harmful solid, liquid or gas effluents or pollutants. The Company uses Cobalt 60 as its irradiation source, which is a manufactured product and not a byproduct from a nuclear reactor or otherwise.

Safety to Plant Workers

    As a result of long experience in designing and operating similar types of irradiation facilities, the necessary precautions for worker safety in an irradiation facility are well understood. These precautions are enforced by several federal and state agencies in the United States.

Regulatory Matters

Regulation of Irradiated Foods

    In the United States, primary responsibility for approval of food irradiation rests with the FDA. No irradiated food can be sold, unless the FDA has found that irradiation of a particular food, at specified doses, is both safe and generally effective for the intended purpose. To date, the FDA has approved the irradiation of poultry for the control of Salmonella and certain other disease causing microorganisms, the irradiation of all fresh fruits and vegetables for insect disinfestation and shelf life extension, the irradiation of spices for sterilization, and the irradiation of pork for the control of trichinosis. A petition for the approval of the irradiation of fish and shellfish is presently pending. On July 7, 1994, a petition was submitted to the FDA by the meat industry to gain approvals to irradiate all meats, so that the risk of E. coli: 0157 H7 and other pathogens can be removed from meat products. It is the Company's understanding, that this petition is in the final stages of approval, and the Company expects the FDA to publish the approval in 1997. The Company's facility is being used by both the meat and shellfish industry for research services to gain the approvals from the FDA.

    In general, no further approvals are necessary for the sale of irradiated fresh fruits and vegetables in the United States. However, the shipment of any irradiated food for export will be subject to the rules of the country of destination.

    Some states and countries require that certain foods be quarantined on import to prevent the establishment or spread of insects commonly carried by the food. Among the foods anticipated to be processed by the Company, Florida grapefruit, which sometimes carries fruit fly larvae, is subject to quarantine requirements in other citrus producing states and countries, most notably Japan.
 As of yet, no such state or country, including Japan, has approved irradiation as effective in insect disinfestation of grapefruit. The Company believes that this is largely due to the fact that to date there has been no plant proposing to irradiate grapefruit for export into countries and states that quarantine grapefruit. The Company is currently working with the USDA Animal and Plant Inspection Service to allow its irradiation process to satisfy those quarantine requirements. The principal issue as to approval of the irradiation of grapefruit is not the safety of the irradiated grapefruit, but rather the effectiveness of the process. The USDA has found that irradiation is an effective means of satisfying such quarantine requirements and is making the results of its research available to interested states and foreign countries. The Company knows of no reason why the USDA's research should not be accepted.

    Quarantine restrictions also apply to certain foods imported into the United States. The USDA has established rules approving irradiation, at the point of shipping, in satisfaction of the quarantine requirements for papayas. The Company is currently working with the USDA Animal and Plant Inspection Service to allow the USDA to approve irradiation at the point of import as satisfying such requirements, but the Company cannot predict whether such approvals will be forthcoming. The Port facility at Tampa is a major point of import of produce, much of which is subject to USDA quarantine requirements.

    Any processing of meat and poultry, whether for irradiation, packaging or
otherwise, is also regulated by the USDA.   The USDA has promulgated rules
relating to such processing to ensure that the food remains safe and wholesome. In general, such rules establish standards for the implementation of the approval established by the FDA, and relate to such matters as good handling and processing practices. These rules deal with such matters as (i) minimum irradiation levels to assure effective treatment, (ii) temperature standards to prevent thawing of frozen foods, (iii) requirements for the separation of processed from non-processed foods, and (iv) labeling requirements. The USDA has already adopted rules relating to irradiation processing of pork and poultry
 . The Company is unable to predict when the rules for the irradiation of meat will be promulgated. During 1996, the Company submitted and received approval for their Hazard Analysis Critical Control Point program.

Regulation of the Facility and the Irradiation Process

    The Company has obtained a license for the operation of its facility from the Office of Radiation Control, Florida Department of Health and Rehabilitative
 Services, which regulates the ownership and operation of all irradiation facilities and equipment in the State of Florida (including, for example, hospital x-ray equipment). The agency will monitor the facility's operation to make certain that all safety regulations are being met.

Other Considerations

    The Company recognizes that it is seeking to extend the commercial irradiation industry into new fields in the United States, and governmental bodies may seek to impose on the Company and its business regulatory requirements not now anticipated. In addition, the long-term course of regulatory policy cannot be predicted and, although regulatory approvals have been forthcoming, there can be no assurance that laws and regulations will not be applied in a manner that adversely affects the Company. Currently, the transportation and sale of irradiated foods is now permitted in all 50 states. Although the Company is not aware of any significant regulatory requirements applicable to its proposed business, there can be no assurance that the Company will not encounter unanticipated regulatory requirements.

Agreements with MDS Nordion

    The Company, in September 1990, entered into an agreement with MDS Nordion, a corporation located in Kanata, Ontario, Canada ("Nordion"), whereby Nordion agreed to supply the Company with all of the equipment necessary to operate its irradiation facility, including 400,000 curies of Cobalt 60. The total purchase price for the equipment and cobalt was approximately $2,400,000, of which $400,000 was paid and the balance of approximately $2,000,000 was scheduled to become due and payable, without interest, on September 4, 1994. However, Nordion recently agreed to extend the date for repayment of the indebtedness, and accrued interest, to January 4, 1998.

    Nordion also assisted the Company in the construction of its facility, providing the Company, its architects and engineers, with construction drawings of the irradiation cell, plans and specifications and assisted the Company in connection with the Company's applying for and obtaining all necessary licenses and permits for the facility.

    On July 1, 1991, MDS Health Group, Inc., a Delaware corporation ("MDS Health") then an affiliate of Nordion, loaned the Company $300,000. Such loan was evidenced by a Debenture due and payable, without interest, on July 1, 1993. The Debenture was convertible into shares of Common Stock at the conversion rate of $4.50 per share. In connection with the loan, the Company agreed that in the event MDS Health acquired a controlling interest in Nordion, it would grant to MDS Health or Nordion the right to convert the $2,000,000 of indebtedness to Nordion referred to in the preceding paragraph into Common Stock of the Company at a conversion rate of $4.50 per share. MDS Health acquired Nordion in November, 1991.

    On October 22, 1991 the Company entered into a Reimbursement and Indemnity Agreement with Nordion whereby Nordion assisted the Company in obtaining a surety bond in the sum of $600,000. In connection therewith the Company agreed to reimburse Nordion for any and all liabilities, costs, damages, attorney fees and other expenses which Nordion may sustain as a consequence of the Indemnity Agreement from Nordion to the insurer or payments made by the Bank of Montreal on a letter of credit in the amount of $450,000 furnished by the Bank to the insurer on behalf of Nordion, each in connection with the issuance of the surety bond.

    On December 11, 1991 the Company entered into a further Agreement with Nordion whereby Nordion agreed to make available to the Company over a period of time an additional $850,000 for working capital purposes and an additional $900,000 in the form of additional curies of Cobalt 60 (approximately 600,000 curies). In addition, as part of the Agreement,

    (a) The Company reduced the conversion rate of the above mentioned $2,000,000 of indebtedness to Nordion from $4.50 to $4.05 per share.

    (b) The $300,000 debenture payable to MDS Health was assigned by MDS Health
        to Nordion   and canceled. A new Debenture, in the amount of $900,000
        payable to Nordion was issued (this included the $300,000 prior Debenture payable to MDS Health and $600,000 of the additional $850,000 that Nordion agreed to lend to the Company). The Debenture is due and payable September 4, 1994 and was convertible at any time prior thereto into shares of Common Stock at the conversion rate of $4.05 per share. In addition, the Debenture is secured by a first mortgage on the property on which the plant is located.

    (c) The Company agreed to pay the $900,000 due Nordion for the additional 600,000 curies of Cobalt 60 on September 4, 1994 without interest. Such indebtedness is secured by the irradiation equipment and other personal property and the 1,000,000 curies of cobalt supplied by Nordion. In addition, the indebtedness was convertible at any time on or before September 4, 1994 into shares of Common Stock of the Company at the conversion rate of $4.05 per share.

    (d) The Company granted Nordion the right to designate two members to the Board of Directors. However, Nordion did not choose to do so in 1995.

    On November 23, 1994, Nordion extended the due date on all indebtedness as well as accrued interest from September 4, 1994, to January 4, 1996 and in early 1996, further extended the due date to January 4, 1997. In early 1997, Nordion again extended the due date to January 4, 1998. At December 31, 1996 such indebtedness amounted to $3,362,229. The indebtedness continues to be secured by substantially all of the assets of the Company. As part of such extensions, the conversion rate was reduced from $4.05 to $.80 per share. For terms of the Agreement, reference is made to Note D of the Notes to Financial Statements. In addition to the 1 million curies of Cobalt 60, which were supplied the Company in 1990 and 1991, Nordion, in 1993, stored an additional 2.6 million curies at the Company's facility to help promote the irradiation of food products. Due to the decline in level of radioactivity as a result of decay, there is currently available approximately 1.9 million curies. Although the additional Cobalt-60 is located on the Company's premises and available to it for use in processing, title to this Cobalt-60 continues to be held by Nordion and may be removed by Nordion in its discretion at any time.

    The agreements with Nordion provide that, until the Company pays its debt to Nordion in full, the Company may not compete with Nordion's existing customers in their irradiation of non-food products, unless the Company obtains Nordion's prior consent. This provision could make it difficult for the Company to succeed in the event that irradiation of food and related products is not sufficient to allow the Company to become profitable.

Item 2. Properties
------------------

    The Company's irradiation facility and executive office are located on an approximately 4.33 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between central Florida produce growers and the port facility at Tampa. Should the Company's first facility prove successful, the site is sufficiently large to add one or two additional irradiation chambers, thereby increasing the capacity of the facility.

    The Company's irradiation facility and executive office comprises approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's irradiation processing plant consists of a radiation source, an automated conveying system, and operating safety controls. The heart of the plant is the radiation source
 Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" position, will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport foods to and from the processing chamber. The Company's facility is designed to operate 24 hours a day, seven days a week. Although the Company currently has available approximately 1.9 million curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

    As indicated under Item 1 Business - Agreements with Nordion" substantially all of the assets of the Company are pledged as collateral against the obligation to Nordion.

Item 3. Legal Proceedings
-------------------------

  None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  None

                             PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

(a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                                              BID PRICES
                                                              ----------
  1996                                                       High      Low
                                                             ----      ---
     First Quarter                                          2-3/8     21/32
     Second Quarter                                         2-1/8         1
     Third Quarter                                        1-15/16         1
     Fourth Quarter                                        1-9/16     11/16

  1995
     First Quarter                                          6-1/8     3-1/4
     Second Quarter                                         4-1/4     2-3/4
     Third Quarter                                          4-7/8     1-3/4
     Fourth Quarter                                         2-1/4       3/4

(b)  Approximate Number of Equity Security Holders.

    As of December 31, 1996, the approximate number of beneficial holders of
Common Stock of the   Company was approximately 3,000.

(c)  Dividend History and Policy

    The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6. Management's Discussion and Analysis
--------------------------------------------

Operations

    The Company completed construction of its irradiation facility in Mulberry, Florida in December 1991 and the facility became operational on January 24, 1992. The Company is still in the developmental stage and its income, modest to date, has been received primarily from the processing of food ingredients, seasonings and spices, food packaging materials and from testing the processing of various other food commodities. The plant was constructed not only to irradiate fruits and vegetables, but to irradiate poultry to control salmonella and other illness causing bacteria. Although the rules for the irradiation of poultry were finalized by the U. S. Department of Agriculture and published in the Federal Register on September 22, 1992, the Company is still awaiting FDA approval for standard packaging material for retail poultry. While awaiting action by the FDA, the Company has processed a limited amount of poultry for the food service industry. It is hopeful that necessary approvals for standard trays will be forthcoming in the near future allowing the Company to increase the amount of poultry being processed for retail markets. The red meat industry, which has been faced with pathogen problems such as E. Coli:0157 H7 supports a petition to irradiate all meats that was submitted to the FDA on July 7, 1994. Experts expected that the FDA's action to approve the irradiation of red meat and the use of the yellow polystyrene foam tray would be approved in a timely manner. However, to date, no such approval has been forthcoming from the FDA. The success of the Company is dependent upon the ability of the Company to commence processing poultry, red meats and shellfish.

    Availability of fresh fruits and vegetables for irradiation have been a disappointment to the Company, because most of these products are pre-sold in the Florida area where the extension of shelf-life is not necessarily a help for the fruit and vegetable growers.

Liquidity and Capital Resources

    At December 31, 1996, the Company had negative working capital of ($34,813) and cash of approximately $26,104. The loss from operations for the year ended December 31, 1996 was ($1,052,788) down from ($1,263,148) for the year ended December 31, 1995. Operating costs in 1996 were approximately $70,000 per month, down from $100,000 in 1995. To fund its operations during 1996, the Company received $414,025 from the private sale of 517,531 shares of Common Stock to Nordion. In addition, the Company was able to reduce its outstanding obligations by the conversion of accrued interest due Nordion ($336,505) into 420,630 shares of Common Stock. Nordion also agreed to convert a portion ($330,000) of the debt owed to Nordion by the Company into 412,500 shares of Common Stock. It is not expected that income from operations will be sufficient in the foreseeable future to cover the Company's operating costs. Therefore, additional funds will have to be raised to cover the Company's monthly shortfall. In the event the Company is not successful in raising additional capital from either the private sale of Common Stock or from loans, the Company will have to curtail a portion or all of its operations.

Item 7. Financial Statements
----------------------------

         Reference is made to the Company's Financial Statements included herewith.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------

         None.

                             PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Directors and Executive Officers of the Company.

    As of December 31, 1996, the directors and executive officers of the Company are as follows:

Name                       Age            Position with the Company

Gordon H. Shirah, II       61             Board Chairman/Director

E.W. (Pete) Ellis          55             President/Chief Executive Officer/
                                          Director

Harley W. Everett          48             Chief Financial Officer

Frank M. Fraser            61             Director

Paul O'Neill               58             Director

Sam Whitney                73             Director

    All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors to hold office until their successors are duly elected and qualified.

    Gordon H. Shirah II was a director of the Company since its inception in 1985 through July 1993. In July 1996, he was reelected as a Director and Board Chairman. From 1968 until his retirement in 1995, he worked as a Certified Public Accountant with Bella Hermeda & Co.

    E.W (Pete) Ellis has been President, Chief Executive Officer and Director since December 1996. He has been in the food business for the past 33 years, ten years of which were spent with Oscar Mayer & Co., and fifteen years with ConAgra. He was employed in sales and marketing with both companies. He was President and owner of Ellis, Harris, and Associates, Inc., a food brokerage company, from 1986 to 1988.

    Harley W. Everett has been Executive Vice President of the Company since May 1990. He was President of Harley Williamson Software from 1988 until joining the Company in 1990. Mr. Everett was Chief Executive Officer of Micro Resources Corporation of America from 1986 through 1988, and was Product Development Manager for National Computer Systems, Inc. from 1983 through 1986.

    Frank M. Fraser served as a director of the Company from May 1992 through September 1993. He was reelected as a director in July 1996. He is presently Vice President of Market Development at Nordion. In June 1964, Mr. Fraser joined Atomic Energy of Canada Limited (now MDS Nordion) as a project engineer. He is a Director of the Canadian Irradiation Centre Laval, Quebec. He is also the Canadian delegate to the International Consultative Group on Food Irradiation and has Chaired the International Meeting on Radiation Processing.

    Paul O'Neill served as a director of the Company from August 1992 through September 1993. He was reelected as a director in July 1996. He is currently retired. From January 1985 to March 1992, Mr. O'Neill was President, Chief Executive Officer and a director of Nordion and its predecessor company Atomic Energy of Canada Limited. He was Executive Vice President and Chief Financial Officer of Atomic Energy of Canada Limited from September 1978 until January 1985.

    Sam R. Whitney, a founder of the Company, was Chairman of the Board and Chief Executive Officer of the Company from its inception in 1985 until December, 1996, when, because of recurring medical problems, he retired as Chairman of the Board and Chief Executive Officer. He will remain active in the Company as a director. For over 25 years prior to 1985, Mr. Whitney was involved in the transportation of Florida agriculture, fertilizer and phosphate products. He was also involved in the construction and operation of pipelines for Florida agriculture and industry. Mr. Whitney is currently and has been since 1973 Chairman of the Board of Trans-Phos., Inc., a motor transportation carrier. From 1982 through 1986 Mr. Whitney was Chairman of the Board of Tampa Pipeline Company, which transported aviation fuel to Tampa International Airport.

    Each of the following directors failed to file, on a timely basis, with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, initial ownership reports on Form 3: Frank M. Fraser and Paul O'Neill.

Item 10. Executive Compensation
-------------------------------

    Mr. Ellis presently devotes substantially all of his time to the affairs of the Company. Mr. Ellis' employment with the Company began on December 9, 1996 as its President and Chief Executive Officer. Mr. Ellis' compensation is set at $70,000 per year, and he is eligible for bonuses for the year ending December 31, 1997, based on the attainment of certain sales targets. In addition, Mr. Ellis will receive 10,000 shares of Common Stock of the Company. He was also given an option to acquire an additional 100,000 shares of Common Stock of which 20,000 shares are exercisable in each of the first five years of his employment, at an exercise price of $1.00 per share. From the Companies inception until December, 1996 Mr. Whitney served full time, without compensation, as Chief Executive Officer of the Company. Mr. Everett devotes substantially all of his time to the affairs of the Company as its Executive Vice President. Total compensation for all officers as a group was $31,967 for the year ended December 31, 1996.

    The Company has an Incentive and Non-Statutory Stock Option Plan covering 150,000 shares of Common Stock (the "Plan"). There were no options granted or exercised in 1996 pursuant to this Plan. There is currently outstanding five year options to purchase an aggregate of 104,300 shares of Common Stock of the Company, exercisable at $8.50 and $9.35 per share. All of such options were granted in 1992. The options are exercisable 60% after one (1) year of continued employment after the date of grant and 10% in each of the following four years (a year is defined as the period between Annual Stockholders meetings). ISO's and NQO's granted to an optionee terminate 90 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or one year after termination in the event of disability, and 180 days in the event of death.

    Of the outstanding options, the officers and directors hold options to purchase an aggregate of 61,000 shares, 50,000 of which are held by Mr. Whitney (35,000 are currently exercisable at $9.35 per share). A former officer also holds warrants to purchase 100,000 shares of Common Stock. Such warrants expire in 1998 and 1999 and are exercisable at $7.25 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

    The following table sets forth as of December 31, 1996, the ownership of Common Stock of the Company of (i) all persons known by the Company to own beneficially 5% or more of such Common Stock, (ii) each current director and officer of the Company and (iii) all current directors and officers as a group, together with their percentage holdings at such date. The addresses of all holders of 5% or more of the Common Stock are included in the table.

                                          Number and Percent
                                               Of Shares
                                          Beneficially Owned
                                         At December 31, 1996
                                         --------------------

Name and Address                          Number     Percent
----------------------------              ------     -------

MDS Nordion                            6,038,445 <F1>  59.4
  447 March Road-Kanata Ontario
  Canada K2K 1X8
Sam R. Whitney                           631,000 <F2>   6.2
  1801 Thonotosassa Road
  Plant City, Florida 33566
E.W. (Pete) Ellis                              0 <F3>
Harley W. Everett                          8,000 <F4>   (*)
Frank M. Fraser                                  <F1>
Paul O'Neill                                     <F1>
Gordon H. Shirah, II                      50,000          *
All Directors and Officers             6,727,445 <F5>   5.9
  as a group (6 persons)

* Less than 1%

<FN1>
(1) Includes 4,202,787 shares of Common Stock which are issuable upon conversion of $3,362,229 of indebtedness owed Nordion by the Company.
    See "Business - Agreements with MDS Nordion" Messrs. Fraser and O'Neill are designees of Nordion to serve on the Companies Board of Directors. Messers. Fraser and O'Neill own less than 1% each of the Capital Stock of Nordion and they disclaim beneficial ownership of the Common Stock of the Company which Nordion owns or has the right to acquire.
<FN2>
(2) Includes 35,000 shares  underlying options which are currently exercisable.
<FN3>
(3) On November 11, 1996, the Company agreed to issue Mr. Ellis 10,000 shares of Common Stock. The Company granted to Mr. Ellis on that date options to purchase 100,000 shares of Common Stock. The options are exercisable,
     20,000 per year for a period of 5 years at an exercisable price of $1.00 per share.
<FN4>
(4) Includes 4,200 shares underlying options which are currently exercisable or excercisable within the next sixty (60) days.
<FN5>
(5) Includes shares underlying options which are currently exercisable or exercisable within the next sixty (60) days and shares underlying convertible debt.

Item 12. Certain Relationships and Related Transactions
--------------------------------------------------------

    See "Business-Agreements with MDS Nordion."

Item 13. Exhibits and Report on Form 8-K
----------------------------------------

    (a)  Exhibits
         --------

    (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-
         A).
    (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
    (3)  Agreements entered into by the Company with Nordion International, Inc.

              *(a) Reimbursement and Indemnity Agreement dated October 22, 1991 *(b) Agreement dated December 11, 1991
              *(c) Debenture dated January 15, 1992
              *(d) Copy of Security & Mortgage Agreement dated January 15, 1992 *(e) Financing Agreement dated February 21, 1992
              *(f) Security Agreement dated February 21, 1992
             **(g) Letter Agreement dated March 31, 1994 and April 13, 1994.

    * Reference is made to Exhibit (c)(3) included in the Company's Form 10-K Report filed for the year ended December 31, 1991.

    ** Reference is made to Exhibit 3(g) included in the Company's Form 10-KSB Report filed for the year ended December 31, 1993.

    (b)    Reports on Form 8-K
             -------------------
         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st day of March, 1997.

                                   FOOD TECHNOLOGY SERVICE, INC.


                                   By:    /S/ E.W. (Pete) Ellis
                                      -------------------------
                              E.W. (Pete) Ellis, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                 Name                       Title                     Date

   /S/  E.W. (Pete) Ellis            Chief Executive Officer     March 31, 1997
---------------------------               and Director
E.W. (Pete) Ellis

  /S/  Harley W. Everett             Chief Financial and         March 31, 1997
---------------------------           Accounting Officer
Harley W. Everett

  /S/  Gordon H. Shirah, II             Director                 March 31, 1997
---------------------------
Gordon H. Shirah, II

 /S/   Frank M. Fraser                  Director                 March 31, 1997
---------------------------
Frank M. Fraser

                                        Director
---------------------------
Paul O'Neill

  /S/ Sam R. Whitney                    Director                March 31, 1997
---------------------------
Sam R. Whitney

                                         Director
---------------------------
Geoff Marott

                                   FOOD TECHNOLOGY SERVICE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                   INDEX TO FINANCIAL STATEMENTS



               Report of Independent Certified Public Accountants

               Financial Statements

               Balance Sheets - December 31, 1996 and 1995

               Statements of Operations - Years Ended December 31, 1996,
                 1995 and 1994 and from December 11, 1985 (Inception) through December 31, 1996

               Statement of Stockholder's Equity - December 11, 1985 (Inception)
                 through December 31, 1996

               Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994 and from December 11, 1985 (Inception) through December 31, 1996

               Notes to Financial Statements

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


       To The Board of Directors
         and Stockholders
       Food Technology Service, Inc.


We have audited the accompanying balance sheets of Food Technology Service, Inc. (a Development Stage Company) as of December 31, 1996 and 1995 and the related statements of operations, Stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is in the development stage and has not received significant revenue and has incurred losses since inception. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include adjustments that might result from the outcome of this uncertainty. Food Technology Service, Inc.

We previously audited the balance sheets at years ended December 31, 1985 through 1992 and the related statements of operations, Stockholders' equity, and cash flows for the years then ended (none of which are presented herein) and we expressed a qualified opinion because of the substantial doubt about the
Company's ability to continue as a going concern. The cumulative data from December 11, 1985 (inception) through December 31, 1996 appearing on the statements of operations, Stockholders' equity and cash flows has been compiled from such financial statements and the statements presented herein. In our opinion, the cumulative data is fairly stated in all material respects in relation to the financial statements from which it was derived.

         FAIRCLOTH & ASSOCIATES, P.A.
         Tampa, Florida
         March 24, 1997


                   FOOD TECHNOLOGY SERVICE, INC.
                   (A Development Stage Company)

                  BALANCE SHEETS


                                      December 31,
                                    1995         1996
                                 ----------   ----------

                         ASSETS
Current Assets:
  Cash                               $8,291     $26,104
  Accounts Receivable                53,381      40,331
                                     ------      ------
    Total Current Assets             61,672      66,435

Property and Equipment:

  Building                        2,883,675   2,883,675
  Cobalt                          1,310,272   1,310,272
  Furniture and Equipment         1,650,242   1,650,242
  Less Accumulated Depreciation   1,349,493   1,657,420
                                 ----------- -----------
                                  4,494,696   4,186,769

  Land                              171,654     171,654
                                  ---------   ---------
    Total Property and Equipment  4,666,350   4,358,423


Other Assets:
  Deposits                            5,000       5,000
  Investment in Affiliate (Note F)   67,642      44,528
                                  ---------   ---------
    Total Other Assets               72,642      49,528
                                  ---------   ---------

    Total Assets                 $4,800,664  $4,474,386
                                 ==========  ==========

                            SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A Development Stage Company)

                            BALANCE SHEETS


                                     December 31,
                                   1995        1996
                                ---------  ----------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                  102,159     101,248
                                  ---------   ---------
      Total Current Liabilities     102,159     101,248

Financing Agreement and
  Debenture Payable               3,697,726   3,362,229

Stockholders' Equity:
  Common Stock $.01 Par Value
  Authorized 10,000,000 Shares,
  Outstanding 4,399,623
    Shares in 1995 and 5,750,284     43,996      57,503

  Paid-In Capital                 6,474,289   7,541,312
  Deficit Accumulated During
    Development Stage             5,517,506   6,587,906
                                  ---------   ---------
                                  1,000,779   1,010,909
Commitments and Contingencies
  (Notes B and H )

    Total Liabilities and
      Stockholders' Equity       $4,800,664  $4,474,386


                           SEE NOTES TO FINANCIAL STATEMENTS

                         FOOD TECHNOLOGY SERVICE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                              December 11, 1985
                                                                  (INCEPTION)
                    Year Ended December 31,                          Through
                                                                   December 31,
                            1994           1995           1996         1996
                      ------------   ------------   ------------   ------------
Net Sales                 $329,821       $272,315       $196,647     $1,019,068
                      ------------   ------------   ------------   ------------

Processing Costs           384,899        318,357        276,788      1,515,238

General,
 Administrative
 and Development           620,985        507,867        321,786      3,632,813

Depreciation               346,802        328,939        307,927      1,662,994

Interest Expense          $219,237       $380,300       $342,934     $1,270,348
                      ------------   ------------   ------------   ------------
                        $1,571,923     $1,535,463     $1,249,435     $8,081,393
                      ------------   ------------   ------------   ------------
 Loss from
  Operations            (1,242,102)    (1,263,148)    (1,052,788)    (7,062,325)

Other Income
   (Loss):
 Interest Income             1,145            280              5        188,894
 Miscellaneous                                                           14,400
 Foreign Exchange           34,965        (63,222)         5,497        331,087
 Equity in
  Net Loss
  of Affiliate             (35,071)        (1,777)       (23,114)       (59,962)
                      ------------   ------------   ------------   ------------

Loss before
  Income Taxes          (1,241,063)    (1,327,867)    (1,070,400)    (6,587,906)

Income Taxes                     0              0              0              0
                      ------------   ------------   ------------   ------------

  Net Loss             ($1,241,063)   ($1,327,867)   ($1,070,400)   ($6,587,906)
                      ------------   ------------   ------------   ------------
Net Loss Per
  Common Share              ($0.41)        ($0.38)        ($0.22)        ($1.33)
                           --------       --------       --------       --------

                                      SEE NOTES TO FINANCIAL STATEMENTS


                         FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common     Paid-In
                                             Stock      Capital     Deficit
                                           ----------  ----------  ----------
December 11, 1985 (Inception)
  to December 31, 1993):
  Sale of 2,035,000 Shares of Stock
    in January 1986 for $37,435 in
    Cash, $36,000 in Notes and for
    Services                                  $20,350     $58,120

  Sale of 77,000 Shares of Stock in
    January and February 1986 for
    $192,500 in Cash                              770     191,730

  Purchase of 8,000 Shares of Stock
    for $20,000                                   (80)    (19,920)

  Sale of 69,000 Shares of Stock
    for $690 to Investors who
    Previously Purchased Stock
    for $2.50 per Share                           690

  Surrender of 338,500 Shares by
    Founding Shareholders for No
    Compensation                               (3,385)      3,385

  Sale of 451,500 Shares of Stock
    for $1,354,500 in Cash and
    Notes in 1989                               4,515   1,349,985

  Sale of 483,321 Shares of Stock for
    $2,166,508 in Cash in 1990                  4,833   2,161,675
  Offering Cost to Sell Stock                            (422,460)

  Sale of 228,474 Shares of Stock for $1,440,825
    in Cash and Services in 1992 and 1993       2,285   1,438,540
  Offering Cost to Sell Stock                             (50,250)

  Net Loss, December 11, 1985
    (Inception) to December 31, 1993                              ($2,948,576)
                                          ------------------------------------
Balance, December 31, 1993                     29,978   4,710,805  (2,948,576)


                       FOOD TECHNOLOGY SERVICE, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF STOCKHOLDERS' EQUITY
                               (CONTINUED)

                                             Common     Paid-In
                                             Stock      Capital     Deficit
  Sale of 37,808 Shares of Stock
    for $214,850 in Cash and Services             378     214,472

   Issuance of 17,416 Shares of Stock
     for Stock in Nations Pride                   174     104,320

  Net Loss for Year                                                (1,241,063)
                                          ------------------------------------
Balance, December 31, 1994                     30,530   5,029,597  (4,189,639)

  Sale of 733,659 Shares of Stock
    for $591,401 in Cash and Services           7,337     584,064

  Offering Cost to Sell Stock                             (25,500)

  Exchange of 612,945 shares for $892,257
    of Debt and Accrued Interest                6,129     886,128

  Net Loss for Year                                                (1,327,867)
                                          ------------------------------------
Balance, December 31, 1995                     43,996   6,474,289  (5,517,506)

  Sale of 517,531 Shares of Stock
    for $414,025 in Cash                        5,175     408,850

  Exchange of 833,130 shares for $666,505
    of Debt and Accrued Interest                8,332     658,173

  Net Loss for Year                       ------------------------------------

Balance, December 31, 1996                    $57,503  $7,541,312 ($5,517,506)
                                          =====================================



                    FOOD TECHNOLOGY SERVICE, INC.
                    (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS

                                                  December 11, 1985
                                                       (Inception)
                    Year Ended December 31,               Through
                                                         December 31,
                       1994        1995        1996         1996
                   ----------   ---------   ---------   ----------
Cash Flows from
  Operations:
  Cash from Customer   $304,734    $289,021    $201,548    $985,828
  Interest Received       1,145         280           5     188,894
  Interest Paid                      (7,825)     (6,429)    (14,254)
  Cash for Expenses    (838,332)   (912,582)   (591,336) (4,787,232)
                    ------------   ---------   ---------   ---------
                       (532,453)   (631,106)   (396,212) (3,626,764)
Cash Flows from
  Investing :
  Land Acquisition                                         (171,654)
  Construction in
    Progress                                             (2,663,116)
  Deposits                            3,920                  (5,000)
  Collection of
    Notes Receivable                                        489,300
  Equipment Purchase                 (1,199)             (3,200,025)
  Sale of Equipment                  10,500                  10,500
                                -----------             ------------
                                     13,221              (5,539,995)
                                ------------            ------------
Cash Flows from
Financing Activities:
  Proceeds from Sale
    of Common Stock      71,000     562,021     414,025   5,690,354
  Offering Costs                    (11,250)               (483,959)
  Proceeds from
    Borrowing           228,000     121,500               4,058,918
  Payment of Loans                  (52,450)                (52,450)
  Purchase of Common
    Stock                                                    20,000
                    ------------   ---------   ---------   ---------
                        299,000     619,821     414,025   9,192,863

Net Increase
 (Decrease) in  Cash   (233,453)      1,936      17,813      26,104

Cash at Beginning
  of Year               239,808       6,355       8,291
                   ------------    --------   ---------    --------

Cash at End of Year      $6,355      $8,291     $26,104     $26,104


                    FOOD TECHNOLOGY SERVICE, INC.
                    (A Development Stage Company)

                    STATEMENTS OF CASH FLOWS

                                                   December 11, 1985
                                                       (Inception)
                    Year Ended December 31,              Through
                                                       December 31,
                       1994        1995        1996        1996
                    ---------   ---------   ----------   ----------
Reconciliation of
  Net Loss to Net
  Cash Used by
  Operations:
  Net Loss          ($1,241,063)($1,327,867)($1,070,400)($6,587,906)

Adjustments to
  Reconcile Net Loss
  to Cash Used:
  Depreciation          346,802     328,939     307,927  1,662,994
  Loss on Sale
    of Equipment                      2,877                  2,877
  Imputed Interest
    on Financing
    Agreement           105,986                            432,199
  Foreign Exchange
    (Gain) Loss         (34,965)     63,222      (5,497)  (331,087)
  (Increase)
    Decrease in
    Receivables         (25,087)     16,706      13,051    (40,330)
  Increase
    (Decrease) in
    Payables and
    Accruals            136,953    (208,800)       (912)    101,247
  Value Ascribed to
    Stock Issued for
    Services and
    Interest            143,850     492,040     336,505   1,073,280
  Equity in Net Loss     35,071       1,777      23,114      59,962
                        -------     -------     -------   ---------
Net Cash Used by
Operating Activities  ($532,453)  ($631,106)  ($396,212)  ($396,212)
                      ==========   =========   ========    =========

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996


Note A - Summary of Significant Accounting Policies:

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:


1.  Nature of Business

The Company was organized in December 1985 to engage in the business of operating a gamma irradiation facility using Cobalt 60 to extend the shelf life of and/or disinfect fruits, vegetables and meat products and for the sterilization of medical, surgical, pharmaceutical and packaging materials.

Since its inception, the Company has been devoting its efforts to research and development, planning for and construction of facilities, planning for operations, raising capital and informing agricultural interests and other potential users of the Company's intentions and progress. During 1992, the plant was completed and commenced operations. However, revenues to date have not been significant. Accordingly, the Company is considered to be a development stage Company. All operating costs have been expensed as incurred during the development stage.


2.  Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.


3.  Depreciation

Assets other than Cobalt have been depreciated using the straight-line method over the following lives for both financial statement and tax purposes:

     Building                                            31.5 Years

     Furniture and Equipment                             5-15 Years

Cobalt has been depreciated using engineering estimates from published tables under which one-half of the remaining value is written off over 5.26 year periods.

                                   FOOD TECHNOLOGY SERVICE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                   NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996



Note A - Summary of Significant Accounting Policies: (Continued)


4.  Foreign Exchange

Debt payable in Canadian currency has been translated at the Exchange Rates in effect at the Balance Sheet dates and any gain or loss has been included in results of operations.


5.  Offering Costs

Costs incurred with the offering of securities have been charged to equity.


6.  Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not used because the result is antidilutive.


Note B - The Company as a Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
 Company as a going concern. However, the Company is in the development stage and has not received significant revenues and has incurred significant expenses to further this development.

Anticipated revenues from operations for 1997 are not expected to cover operating costs. Accordingly, additional funds must be raised to continue operations.

                                   FOOD TECHNOLOGY SERVICE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                   NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996


Note C - Equipment and Cobalt Purchase:

As of December 31, 1991, the Company had purchased necessary equipment and Cobalt 60 to commence plant operations for $400,000 in cash and a non-interest bearing note for $1,932,604. On January 15, 1992, an additional supply of Cobalt 60 was shipped for a non- interest bearing note for $899,978. For accounting purposes, these notes and the related equipment and Cobalt amounts were discounted by $432,199. Such discounts were amortized as interest expense over the original life of the notes as follows:

                              1992            $165,957
                              1993             160,256
                              1994             105,986

                                              $432,199


Note D - Financing Agreement and Debenture Payable:

Financing agreement to supplier for $3,435,972  ($Canadian)
$2,507,229 ($U.S.) due January 4, 1998 plus interest at
1% over prime.                                        $2,507,229

Convertible debenture payable to supplier due
January 4, 1998 plus interest at 1% over prime           855,000


                                                      $3,362,229

All interest accrued through December 31, 1996 has been converted into common stock of the Company (Note F).

                                   FOOD TECHNOLOGY SERVICE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                   NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996




Note D - Financing Agreement and Debenture Payable:  (Continued)

The financing agreement is collateralized by the irradiator and Cobalt and is payable in Canadian currency. Accordingly, future fluctuations in exchange rates will effect the balance due in U.S. dollars resulting in foreign exchange gains or losses.

The debenture is collateralized by the Company's land, building, furniture and equipment and any future accounts receivable.

On March 13, 1997 the supplier agreed to extend the due date of the debt to January 4, 1996. As part of the consideration for extending the due date, the holder can at any time convert all or any portion of the debt at the lower of $.80 or the then current market price.


Note E - Income Taxes:

The Company has unused operating loss carry forwards available at December 31, 1996 of $6,853,502 for tax purposes and $6,582,306 for financial reporting purposes. The loss carry- forwards expire as follows:
                                                                   Amount
                              Year              Tax             Book
                              ----           ---------       --------
                              2001             $28,141        $28,141
                              2002              45,859         45,859
                              2003              73,687         73,687
                              2004              23,345         23,345
                              2005              77,909         77,909
                              2006             400,332        400,332
                              2007           1,352,015      1,352,015
                              2008           1,297,455        943,455
                              2009           1,239,590      1,239,696
                              2010           1,262,386      1,327,867
                              2011           1,052,783      1,070,000

                                             $6,853,502    $6,582,306
                                             ----------    ----------

                                   FOOD TECHNOLOGY SERVICE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                   NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996


Note F - Stock Offerings:

During 1994, the Company received $71,000 for the sale of 13,333 shares of its restricted common stock for $5-$6 per share. In addition, 14,875 shares were issued for services and $86,250 was charged to operations.

During 1995, the Company received $562,021 for the sale of 718,034 shares of its restricted common stock for $.45-$2.85 per share.  In addition, 628,570 restricted shares were issued for interest, debt, commissions and services as follows:
                                     Number    Price Per               Charged
                                   of Shares     Share     Amount         To
Loans from Officers and
  Directors                        100,520     $2.85  $286,482     Loans Payable
                                    79,835     $0.80    63,868     Loans Payable

Supplier for Interest on
  Financing Agreement              351,340 $.80-$1.69  476,909  Accrued Interest

Supplier for Principal on
  Financing Agreement               81,250     $0.80    65,000  Financing Agree-
                                                                    ment Payable

President for Services              10,625 $.95-$2.75   15,130        Operations

Stock Sale Commissions               5,000     $2.85    14,250            Equity

               Total              $628,570            $921,639

During 1996 the Company issued 1,350,661 of its restricted common shares at $.80 per share to its Cobalt supplier for $414,025 cash, $336,505 accrued interest and $330,000 debt.

All shares issued for services have been ascribed the market value on the dates they were earned.

                                   FOOD TECHNOLOGY SERVICE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                   NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996


Note F - Stock Offerings: (Continued)

During 1994, the Company exchanged 17,416 shares of its common stock for
 209,000 shares of Nations Pride, Inc. common stock. As a result, the Company owned 41.8% of Nations Pride which is engaged in marketing irradiated poultry. The Company's investment was recorded at $104,494 which was the market value of the shares on the exchange date. The Company's share of Nations Pride operations for the year ($35,071) has been charged to operations.

During 1995, an investor acquired 127,000 un-issued shares of Nations Pride common stock for $168,000. Accordingly, the Company then owned 25.65% of Nations Pride. The Company's net equity change for the year ($1,777) has been charged to operations.

During 1996, the investor acquired 185,000 more unissued shares of Nations Pride common stock for $92,500. Accordingly, the Company now owns 20.9% of Nations Pride. The Company's net equity change for the year ($23,114) has been charged to operations.


Note G - Stock Purchase Warrants and Stock Options:

On November 9, 1993 the Company granted its former President warrants to purchase 100,000 shares of stock at $8.25 per share. Such warrants vested 40,000 on November 9, 1993 and 10,000 shares per month through May 1994. The warrants expire five years after vesting.

On November 11, 1996 the Company agreed to issue its President 10,000 shares for services during 1997. The Company also granted to him options to purchase up to 20,000 shares of stock per year at $1.00 per share during the five year period ending December 8, 2001.

On May 18, 1992, the Stockholders approved the 1992 Incentive and Non-Statutory
 Stock Option Plan (the "1992 Plan").

The 1992 Plan is administered by the Board of Directors who are authorized to grant incentive stock options ("ISO's") or non-qualified options ("NQO's"), to Officers and employees of the Company and for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company's Common Stock that may be issued under the 1992 Plan is 150,000 shares.

                                   FOOD TECHNOLOGY SERVICE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                   NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996


Note G - Stock Purchase Warrants and Stock Option Plan: (Continued)

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the 1992 Plan shall not exceed $100,000. Any option granted in excess of the foregoing limitation shall be specifically designated as being a NQO.

On August 25, 1992, the Board of Directors authorized and issued options to buy
 122,000 shares at $8.75 per share. Such price was the market value on August 25, 1992. Accordingly, no compensation was charged to operations. During 1994,1995 and 1996 options to purchase 17,700 shares were canceled leaving 104,300 outstanding of which 97,250 are vested.

The options are exercisable 60% of the authorized amount after one year of continued employment after the date of grant and 10% in each of the following four years (for Directors, a year is defined as the period between annual Stockholders meetings). ISO's and NQO's granted to an optionee terminate 90 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or one year after termination in the event of disability and 180 days in the event of death.


Note H - Commitments:

The Company leases office space for $ 585 per month. Such lease is on a year-to-year basis.