Form 10KSB/A
period 1996-12-31
FOOD TECHNOLOGY SERVICE INC
filed 1997-05-14
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended December 31, 1996

     Commission File No. 0-27864


                 FOOD TECHNOLOGY SERVICE, INC.
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

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters................................................8

Item 6   Management's Discussion and Analysis...............................8

Item 7   Financial Statements...............................................9

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................9

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................10

Item 10  Executive Compensation...........................................11

Item 11  Security Ownership of Certain Beneficial Owners and Management...13

Item 12  Certain Relationships and Related Transactions...................14

Item 13  Exhibits and Report on Form 8-K..................................14

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

    Management is working diligently with some meat processors and with a major retailer to gain the necessary approvals, so that the technology which can protect consumers from dangerous pathogens will be implemented. The Company presently irradiates meat for astronauts, which has been approved by the FDA, but it cannot, as yet, offer its services to processors to irradiate meat for the American people. Many harvesters of shrimp and oysters have been forced into bankruptcy, as a result of the warnings to the public about the dangers of enjoying raw shellfish, while the technology of irradiation, which has been proven to be an effective method of making shellfish safe for human consumption, awaits FDA approval. The Company is unable to predict when the Federal approvals will be finalized, however, the Company anticipates that the petition for the irradiation of meat will be approved in 1997. The numerous problems that have been encountered in gaining the FDA approvals have been very discouraging for the Company, and revenues to date have been nominal as a result thereof. Revenues for 1996 were $196,647, of which approximately 50% was attributable to the processing of seasonings and spices, 18% attributable to packaging material and 18% to testing products for others. A nominal amount of poultry was also processed and shipped.

    In February of 1997, the Company and the Marcre Sales Corporation ("Marcre"), based in Forest Park, Georgia, signed an agreement in principle for Marcre to handle sales and distribution of food products processed by the Company. Additional partners in this initiative include MDS Nordion
("Nordion") and Nations Pride of Mulberry, Florida. Marcre specializes in fresh and frozen poultry and operates two processing plants in the Atlanta, Georgia area.

    The Company does not now, nor does it intend to produce or sell foods. The Company will market its irradiation process to growers and producers, as a substitute for and/or a complement to other food processing methods, such as canning, freezing, heat pasteurization and fumigation. The cost to a customer of the Company's irradiation services will vary depending on such factors as the amount of time the customer's food products occupy the radiation chamber, the costs and availability of competing methods of food processing, and general supply and demand and other economic factors.



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

Cobalt 60 Supply

    The Company has in place approximately 1.9 million curies of Cobalt 60. The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must from time to time be purchased to maintain an appropriate radiation level.The price of Cobalt 60 ranges from $1.35 to $1.75 per curie.Nordion is the sole supplier of Cobalt 60 and has agreed to sell the Company all its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that has reached the end of its useful life. The amount of Cobalt 60 in place is sufficient to satisfy the Company's needs for the next three to four years. Cobalt 60 is readily available from several sources. See "Agreements with MDS Nordion" below.
below.

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

Safety to Plant Workers

    As a result of long experience in designing and operating similar types of irradiation facilities, the necessary precautions for worker safety in an irradiation facility are well understood. These precautions are enforced by several federal and state agencies in the United States. The Bureau of Radiation Control, Radioactive Materials Section, of the Florida Department of Health inspects the facility on an annual basis as does the U.S. Food and Drug Administration. The USDA inspects the premises whenever the Company is processing meats or poultry.

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

    Any processing of meat and poultry, whether for irradiation, packaging or otherwise, is also regulated by the USDA. The USDA has promulgated rules relating to such processing to ensure that the food remains safe and wholesome. In general, such rules establish standards for the implementation of the approval established by the FDA, and relate to such matters as good handling and processing practices. These rules deal with such matters as (i) minimum irradiation levels to assure effective treatment, (ii) temperature standards to prevent thawing of frozen foods, (iii) requirements for the separation of processed from non-processed foods, and (iv) labeling requirements. The USDA has already adopted rules relating to irradiation processing of pork and poultry. The Company is unable to predict when the rules for the irradiation of meat will be promulgated. During 1996, the Company submitted and received approval for their Hazard Analysis Critical Control Point program.

Regulation of the Facility and the Irradiation Process

    The Company has obtained a license for the operation of its facility from the Office of Radiation Control, Florida Department of Health, which regulates the ownership and operation of all irradiation facilities and equipment in the State of Florida (including, for example, hospital x-ray equipment). The agency monitors the facility's operation to make certain that all safety regulations are being met.

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

    The Company's irradiation facility and executive office comprises approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's irradiation processing plant consists of a radiation source, an automated conveying system, and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" position, will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport foods to and from the processing chamber. The Company's facility is designed to operate 24 hours a day, seven days a week. Although the Company currently has available approximately 1.9 million curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies.
 The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

    As indicated under Item 1 Business - Agreements with MDS Nordion" substantially all of the assets of the Company are pledged as collateral against the obligation to Nordion.

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
     Fourth Quarter                                        1-9/16     11/16

  1995
     First Quarter                                          6-1/8     3-1/4
     Second Quarter                                         4-1/4     2-3/4
     Third Quarter                                          4-7/8     1-3/4
     Fourth Quarter                                         2-1/4       3/4

(b)  Approximate Number of Equity Security Holders.
     ----------------------------------------------

    As of December 31, 1996, the approximate number of beneficial holders of Common Stock of the Company was approximately 3,000.

(c)  Dividend History and Policy
     ---------------------------

    The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6. Management's Discussion and Analysis
--------------------------------------------

Plan of Operations

    The Company completed construction of its irradiation facility in Mulberry, Florida in December 1991 and the facility became operational on January 24, 1992. The Company is still in the developmental stage. The plant was constructed to irradiate fruits and vegetables for the primary purpose of extending shelf life and poultry to control salmonella and other illness causing bacteria. Soon after the commencement of operations, it was recognized that the success of the Company would be dependent on the irradiation of poultry and red meats.
This was due to the fact that most of the fresh fruits and vegetables are pre-sold in the Florida area where the extension of shelf life is not necessarily a help for the fruit and vegetable growers. In addition, although the FDA has approved the use of irradiation for the extension of shelf life, the USDA Animal and Plant Health Inspection Service (APHIS) has not completed their approval for the use of irradiation for post harvest quarantine treatment. As a result, Japan, a large importer of grapefruit, has declined to consider irradiation as a quarantine treatment.

 Although the rules for the irradiation of poultry were finalized by the
U. S.Department of Agriculture and published in the Federal Register on September 22, 1992, the Company is still awaiting FDA approval for standard packaging material for retail poultry. It is hopeful that necessary approvals for standard trays will be forthcoming in the near future. While awaiting action by the FDA, the Company's revenue (approximately $200,000 for 1996) has been realized primarily from the processing of food ingredients, seasonings and spices, food packaging materials and from testing the processing of various other food commodities. The red meat industry, which has been faced with pathogen problems such as E. Coli:0157 H7 supports a petition to irradiate all meats that was submitted to the FDA on July 7, 1994. Experts expected that the FDA's action to approve the irradiation of red meat would be approved in a timely manner. However, to date, no such approval has been forthcoming. The
 Company is unable to predict when all government approvals will be obtained. Until such time, this Company will continue to process whatever items are available and perform testing of products for others.

    At December 31, 1996, the Company had negative working capital of ($34,813) and cash of approximately $26,104. The loss from operations for the year ended December 31, 1996 was ($1,052,788) down from ($1,263,148) for the year ended December 31, 1995. Operating costs in 1996 were approximately $70,000 per month, down from $100,000 in 1995. The decline in operating costs resulted primarily from a reduction in personnel, which effected both Processing costs and General, Administrative and Development costs, and a reduction in interest. The reduction in personnel was due primarily to the decrease in revenues and an attempt by the Company to limit expenses whereas the reduction in interest was due to the conversion by Nordion of a portion of the debt owed it. The Company believes that increased revenues will have a positive impact on the negative gross margins since Processing costs and General, Administrative and Developmental costs will not increase significantly as a result of an increase in revenue.

    At December 31, 1996, the Company's outstanding debt amounted to $3,362,229, which consisted of a financing agreement with Nordion ($2,507,229) due January 4, 1998 plus interest at price plus 1% and as convertible debenture payable to Nordion due January 4, 1998 plus interest at prime plus 1%.

    To fund its operations during 1996, the Company received $414,025 from the private sale of 517,531 shares of Common Stock to Nordion. In addition, the Company reduced its outstanding obligations by converting accrued interest due Nordion ($336,505) into 420,630 shares of Common Stock. Nordion converted a portion ($330,000) of the debt owed to it into 412,500 shares of Common Stock. It is not expected that income from operations will be sufficient in the foreseeable future to cover the Company's operating costs. Although Nordion has indicated that it will continue to fund operations, pending approvals from the FDA, there is no assurance that it will continue to do so. In the event Nordion discontinues funding the Company's operations or the Company is not successful in raising additional capital, the Company will have to curtail a portion or all of its operations.

Item 7. Financial Statements
----------------------------

         Reference is made to the Company's Financial Statements included herewith.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

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

    Gordon H. Shirah II was a director of the Company since its inception in 1985 through July 1993. In July 1996, he was reelected as a Director and Board Chairman. From 1968 until his retirement in 1995, he worked as a Certified Public Accountant with Bella Hermida & Co.

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

Item 10. Executive Compensation
-------------------------------

    The following tables set forth certain information relating to the compensation earned by the Chief Executive Officer of the Company for the years indicated.

                          Summary Compensation Table

                                                              Long-Term
                                                             Compensation
                                                             ------------
                                                                Awards
                                                                ------
                                                                     Securities
                                    Annual Compensation  Restricted  Underlying
                               Year       Salary($)        Stock     Options(#)
                               ----  ------------------- ---------- -----------
E. W. (Pete) Ellis
 President and
 Chief Executive Officer(1)...1996           $2,692     10,000 shs  100,000 shs

Sam W. Whitney
 President and
 Chief Executive Officer (2)  1996              -0-           ---           ---
 ..............................1995              -0-           ---        30,000
 ..............................1994              -0-           ---           ---

___________
<FN1>
(1) Mr. Ellis was appointed President and Chief Executive Officer on December 9, 1996. His compensation is set at $70,000 per year and he is eligible for a bonus for the year ending December 31, 1997, upon the attainment of certain sales targets. On November 11, 1996, the Company agreed to issue Mr. Ellis 10,000 shares of Common Stock in connection with his employment and granted to him options to purchase 100,000 shares of Common Stock. Such shares were issued subsequent to December 31, 1996. The options are exercisable for the purchase of 20,000 shares per year in each of the first five years of his employment at an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on the date of grant. The option terminates December 9, 2006.
<FN2>
(2) Mr. Whitney resigned as President and Chief Executive Officer on December 9, 1996. From the Company's inception until December 1996, Mr. Whitney served full-time, without compensation, as the Chief Executive Officer of the Company.

                            Option Grants in Last Fiscal Year

                                                           Potential Realizable
                                                             Value at Assumed
                                                          Annual Rates of Stock
                                                             Price Appreciation
                     Individual Grants(1)                    For Option Term(2)
                ------------------------------------------ --------------------
                                % of
                  Number of     Total
                 Securities   Options
                  Underlying  Granted to  Exercise
                    Options   Employees    Price    Expiration
Name              Granted (#)  in Year    ($/Share)    Date     5%($)    10%($)
----              -----------  -------    ---------    ----     -----    ------
E.W. (Pete) Ellis 100,000       100.0        1.00     12/6/02  28,000    65,000

<FN1>
(1) The option was granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options are exercisable 20% per year for each of the first five years from the date of grant and terminate ten years from the date of grant.
<FN2>
(2) The assumed annual rates of appreciation of 5% and 10% would result in the price of the Company's stock increasing to $1.28 and $1.65, respectively.

Stock Option Plan

    The Company has an Incentive and Non-Statutory Stock Option Plan covering 150,000 shares of Common Stock (the "Plan"). There is currently outstanding five -year options to purchase an aggregate of (I) 104,300 shares of Common Stock of the Company, exercisable at $8.50 and $9.35 per share (granted in 1992) and
(ii) 100,000 shares at $1.00 per share (granted in 1996). The options are exercisable 60% after one (1) year of continued employment after the date of grant and 10% in each of the following four years (a year is defined as the period between Annual Stockholders meetings). ISO's and NQO's granted to an optionee terminate 90 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or one year after termination in the event of disability, and 180 days in the event of death.

    A former officer also holds warrants to purchase 100,000 shares of Common Stock. Such warrants expire in 1998 and 1999 and are exercisable at $8.25 per share.

    The market price of the Company's Common Stock December 31, 1996 was $7/8 per share.

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

                                          Number and Percent
                                               Of Shares
                                          Beneficially Owned
                                         At December 31, 1996
                                         --------------------

Name and Address                          Number     Percent
----------------------------              ------     -------

MDS Nordion                            6,038,445 <F1>  59.4
  447 March Road-Kanata Ontario
  Canada K2K 1X8
Sam R. Whitney                           631,000 <F2>   6.2
  1801 Thonotosassa Road
  Plant City, Florida 33566
E.W. (Pete) Ellis                         20,000 <F3>
Harley W. Everett                          8,000 <F4>   (*)
Frank M. Fraser                                  <F1>
Paul O'Neill                                     <F1>
Gordon H. Shirah, II                      50,000          *
All Directors and Officers             6,747,445 <F5>   65.9
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

<FN3>
(3) On November 11, 1996, the Company agreed to issue Mr. Ellis 10,000 shares of Common Stock. Such shares had not been issued as of December 31, 1996. The Company also granted to Mr. Ellis on November 11, 1996 options to purchase 100,000 shares of the Company's Common Stock. The options are exercisable 20,000 shares per year for a period of five years at an exercise price of $1.00 per share.
<FN4>
(4) Includes 4,200 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN5>
(5) Includes shares underlying options which are currently exercisable or exercisable within the next sixty (60) days and shares underlying convertible debt.

Item 12. Certain Relationships and Related Transactions
--------------------------------------------------------

    See "Business-Agreements with MDS Nordion."

Item 13. Exhibits and Report on Form 8-K
----------------------------------------

    (a)  Exhibits
         --------

    (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
    (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
    (3) Agreements entered into by the Company with Nordion International, Inc.

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

                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the _____ day of May, 1997.

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

                 Name                       Title                     Date

   /S/  E.W. (Pete) Ellis            Chief Executive Officer     May 13, 1997
---------------------------               and Director
E.W. (Pete) Ellis

  /S/  Harley W. Everett             Chief Financial and         May 13, 1997
---------------------------           Accounting Officer
Harley W. Everett

                                        Director
---------------------------
Gordon H. Shirah, II

 /S/   Frank M. Fraser                  Director                 May 13, 1997
---------------------------
Frank M. Fraser

 /S/   Paul O'Neill                     Director                 May 13, 1997
---------------------------
Paul O'Neill

  /S/ Sam R. Whitney                    Director                 May 13, 1997
---------------------------
Sam R. Whitney

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

               Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994 and from December 11, 1985 (Inception) through December 31, 1996

               Notes to Financial Statements

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


       To The Board of Directors
         and Stockholders
       Food Technology Service, Inc.


I have audited the accompanying balance sheets of Food Technology Service, Inc. (a Development Stage Company) as of December 31, 1996 and 1995 and the related statements of operations, Stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Food Technology Service, Inc.
Page 2


I previously audited the balance sheets at years ended December 31, 1985 through 1993 and the related statements of operations, Stockholders' equity, and cash flows for the years then ended (none of which are presented herein) and I expressed a qualified opinion because of the substantial doubt about the
Company's ability to continue as a going concern. The cumulative data from December 11, 1985 (inception) through December 31, 1996 appearing on the statements of operations, Stockholders' equity and cash flows has been compiled from such financial statements and the statements presented herein. In my opinion, the cumulative data is fairly stated in all material respects in relation to the financial statements from which it was derived.



                                        JOHN J. FAIRCLOTH, C.P.A.



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
                                          =====================================



                    FOOD TECHNOLOGY SERVICE, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF CASH FLOWS

<CAPTION)
                                                      December 11,
                                                         1985
                                                       (Inception)
                              Year Ended               Through
                              December 31,             December 31,
                       1994        1995        1996         1996
                   ----------   ---------   ---------   ----------
Cash Flows from
  Operations:
  Cash Received from
  Customers            $304,734    $289,021    $201,548    $984,988
  Interest Received       1,145         280           5     188,894
  Interest Paid                      (7,825)     (6,429)    (14,254)
  Cash Paid for
  Operating Expenses   (838,332)   (912,582)   (591,336) (4,786,392)
                    ------------   ---------   ---------   ---------
                       (532,453)   (631,106)   (396,212) (3,626,764)
Cash Flows from
  Investing:
  Land Acquisition                                         (171,654)
  Construction in
    Progress                                             (2,663,116)
  Deposits                            3,920                  (5,000)
  Collection of
    Notes Receivable                                        489,300
  Purchase of Equipment              (1,199)               (799,642)
  Sale of Equipment                  10,500                  10,500
                                -----------             ------------
                                     13,221              (3,139,612)

Cash Flows from
Financing Activities:
  Proceeds from Sale
    of Common Stock      71,000     562,021     414,025   5,690,354
  Offering Costs                    (11,250)               (483,959)
  Proceeds from
    Borrowing           228,000     121,500               1,658,535
  Payment of Loans                  (52,450)                (52,450)
  Purchase of Common
    Stock                                                   (20,000)
                    ------------   ---------   ---------   ---------
                        299,000     619,821     414,025   6,792,480

Net Increase
 (Decrease) in  Cash   (233,453)      1,936      17,813      26,104

Cash at Beginning
  of Year               239,808       6,355       8,291
                   ------------    --------   ---------    --------

Cash at End of Year      $6,355      $8,291     $26,104     $26,104
                   ============    ========   =========    ========

                   SEE NOTES TO FINANCIAL STATEMENTS


                    FOOD TECHNOLOGY SERVICE, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF CASH FLOWS

                                                       December 11,
                                                          1985
                                                       (Inception)
                                Year Ended               Through
                                December 31,            December 31,
                       1994        1995        1996        1996
                    ---------   ---------   ----------   ----------
Reconciliation of
  Net Loss to Net
  Cash Used by
  Operations:
  Net Loss          ($1,241,063)($1,327,867)($1,070,400)($6,587,906)

Adjustments to
  Reconcile Net Loss
  to Cash Used:
  Depreciation          346,802     328,939     307,927  1,662,994
  Loss on Sale
    of Equipment                      2,877                  2,877
  Imputed Interest
    on Financing
    Agreement           105,986                            432,199
  Foreign Exchange
    (Gain) Loss         (34,965)     63,222      (5,497)  (331,087)
  (Increase)
    Decrease in
    Receivables         (25,087)     16,706      13,051    (40,330)
  Increase
    (Decrease) in
    Payables and
    Accruals            136,953    (208,800)       (912)    101,247
  Value Ascribed to
    Stock Issued for
    Services and
    Interest            143,850     492,040     336,505   1,073,280
  Equity in Net Loss
    of Affiliate         35,071       1,777      23,114      59,962
                        -------     -------     -------   ---------
Net Cash Used by
Operating Activities  ($532,453)  ($631,106)  ($396,212)($3,626,764)
                      ==========   =========   ========  ===========

Supplemental schedule of noncash investing and financing activities.

In 1991 and 1992 the Company purchased $2,800,383 of equipment and cobalt under the terms of a financing agreement for $2,400,383 and $400,000 in cash (Notes C and D).

During 1995 and 1996 the Company issued common stock for debt in the amounts of $65,000 and $330,000 respectively (Note F).

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


3.  Fair Value of Financial Instruments

The fair value of financial instruments have been valued at the prevailing prime interest rate plus 1%. The fair value approximates the carrying amount of long term debt.


4.  Revenue Recognition

Sales are recorded by the Company when the customer's product has been processed.

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


5.  Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs have not been significant to date.


6.  Depreciation

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

The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as of January 1, 1996. This Statement had no impact on the Company's 1996 results of operations or financial position.


7.  Foreign Exchange

Debt payable in Canadian currency has been translated at the Exchange Rates in effect at the Balance Sheet dates and any gain or loss has been included in results of operations.


8.  Offering Costs

Costs incurred with the offering of securities have been charged to equity.


9.  Net Loss Per Share

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

Management is of the opinion that the Company will continue operations through December 31, 1997 based on the following plans:

The Company's supplier (Notes C and D) and major creditor, MDS NORDION, has indicated that it will continue to fund operations and convert debt and interest to equity pending necessary approvals from the United States Food & Drug Administration. However, there is no assurance that it will do so.

In February, 1997 the Company entered into a marketing agreement with a major poultry distributor in an attempt to increase poultry sales. The impact of this contract cannot be determined at this time.


Note C - Equipment and Cobalt Purchase:

As of December 31, 1991, the Company had purchased necessary equipment and Cobalt 60 from MDS NORDION to commence plant operations for $400,000 in cash and a non-interest bearing note for $1,932,604. On January 15, 1992, an additional supply of Cobalt 60 was shipped for a non-interest bearing note for $899,978. For accounting purposes, these notes and the related equipment and Cobalt amounts were discounted by $432,199. Such discounts were amortized as interest expense over the original life of the notes as follows:

                              1992            $165,957
                              1993             160,256
                              1994             105,986
                                              --------
                                              $432,199
                                              ========

On April 13, 1994 as partial consideration for extending the due date of the notes, the Company agreed to begin accruing interest at 1% over prime on September 4, 1994.

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


Note D - Financing Agreement and Debenture Payable:

Financing agreement to supplier for $3,435,972 (Canadian)
$2,507,229 (U.S.) due January 4, 1998 plus interest at
1% over prime.                                             $2,507,229

Convertible debenture payable to supplier due
January 4, 1998 plus interest at 1% over prime                855,000
                                                           ----------

                                                           $3,362,229
                                                           ==========

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

On November 23, 1994 the supplier agreed to extend the due date of the debt to January 4, 1996. As part of the consideration for extending the due date, the holder could, at any time, convert all or any portion of the debt at a lower of $4.05 per share, or the then current market price. In early 1996, the supplier further agreed to extend the due date of the debt to January 4, 1997 and the conversion price was changed to the lower of $.80 or the then current market price. On March 13, 1997 the supplier agreed to further extend the due date of the debt to January 4, 1998.

The Company currently doeS not have sufficient common stock authorized to support conversion of all of its debt. Accordingly, on February 11, 1997 the Board of Directors authorized soliciting shareholder approval for increasing the number of authorized shares from 10 to 20 million shares and such amendment will be voted on at the next meeting of shareholders.


Note E - Income Taxes:

The Company has unused operating loss carry forwards available at December 31, 1996 of $6,853,502 for tax purposes and $6,582,306 for financial reporting purposes. The loss carry-forwards expire as follows:

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


Note E - Income Taxes (continued):

                                                      Amount
                              Year              Tax             Book
                              ----           ---------       --------
                              2001             $28,141        $28,141
                              2002              45,859         45,859
                              2003              73,687         73,687
                              2004              23,345         23,345
                              2005              77,909         77,909
                              2006             400,332        400,332
                              2007           1,352,015      1,352,015
                              2008           1,297,455        943,455
                              2009           1,239,590      1,239,696
                              2010           1,262,386      1,327,867
                              2011           1,052,783      1,070,000

                                            $6,853,502     $6,582,306
                                             ==========    ==========


Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 1996 were as follows:

            Net operating loss carryforwards         $2,435,453

            Foreign exchange                           (123,482)

            Equity in loss of affiliate                  22,186
                                                     -----------

                      Net deferred tax assets         2,334,157

                      Less - Reserve                 (2,334,157)
                                                     -----------
                                                     $    -0-
                                                     ===========


The net deferred tax assets have been fully reserved because there is less than a 50% change that they will be utilized.

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


Note F - Stock Offerings:

During 1994, the Company received $71,000 from the sale of 13,333 shares of unregistered common stock for $5-$6 per share. In addition, 14,875 shares were issued for services and $86,250 was charged to operations.

During 1995, the Company received $562,021 from the sale of 718,034 shares of unregistered common stock for $.45-$2.85 per share. In addition, 628,570 unregistered shares were issued for interest, debt, commissions and services as follows:


                                     Number    Price Per               Charged
                                   of Shares     Share     Amount         To

Loans from Officers and
  Directors                        100,520     $2.85  $286,482     Loans Payable
                                    79,835     $0.80    63,868     Loans Payable

Supplier for Interest on
  Financing Agreement              351,340 $.80-$1.69  476,909  Accrued Interest

Supplier for Principal on
  Financing Agreement               81,250     $0.80    65,000  Financing Agree-
                                                                    ment Payable

President for Services              10,625 $.95-$2.75   15,130        Operations

Stock Sale Commissions               5,000     $2.85    14,250            Equity
                                  --------             -------

               Total              $628,570            $921,639
                                  ========            ========

During 1996 the Company issued 1,350,661 of unregistered common shares at $.80 per share to its Cobalt supplier for $414,025 cash, $336,505 accrued interest and $330,000 debt.

All shares issued for services have been ascribed the market value on the dates they were earned.

During 1994, the Company exchanged 17,416 shares of its common stock for 209,000 shares of Nations Pride, Inc. common stock. As a result, the Company owned 41.8% of Nations Pride which is engaged in marketing irradiated poultry. The Company's investment was recorded at $104,494 which was the market value of the shares on the exchange date. The Company's share of Nations Pride operations for the year ($35,071) has been changed to operations.

                          FOOD TECHNOLOGY SERVICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


Note F - Stock Offerings: (continued)

During 1995, an investor acquired 127,000 unissued shares of Nations Pride common stock for $168,000. Accordingly, the Company then owned 25.65% of Nations Pride. The Company's net equity change for the year ($1,777) has been charged to operations.

During 1996, the investor acquired 185,000 more unissued shares of Nations Pride common stock for $92,500. Accordingly, the Company now owns 20.9% of Nations Pride. The Company's net equity change for the year ($23,114) has been changed to operations.


Note G - Stock Purchase Warrants and Stock Options:

The Company's policy is to issue warrants and options at or above the market value on the issue date. Accordingly, no compensation has been recorded for warrants or options granted.

In connection with the public offering of its common stock, the Company agreed to grant the Underwriter a warrant to purchase one (1) share of common stock for each ten (10) shares sold. Warrants to purchase 40,000 shares have been issued. Such warrants were exercisable at a price of $5.40 per share for a four-year period commencing November 15, 1991. During 1995, such options expired.

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


Note G - Stock Purchase Warrants and Stock Options (continued)

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

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based
 Compensation" was implemented in January, 1996. As permitted by the Standard, the Company retained its prior method of accounting for stock compensation. If the accounting provisions of Statement No. 123 had been adopted, the net impact on the 1996 and 1995 income would not have been material.

Changes that occurred in options and warrants outstanding in 1996, 1995 and 1994 are summarized below:


                     1996               1995              1994
                               Avg                Avg                Avg
                             Exercise           Exercise           Exercise
                    Shares    Price    Shares    Price    Shares    Price

Outstanding at
beginning of year   205,800   $8.51    251,300   $8.02    262,000   $8.05

Granted              20,000   $1.00

Exercised

Expired/canceled     (1,500)  $8.75    (45,500)  $5.80    (10,700)  $8.75
                    --------           --------           --------

Outstanding at
end of year          224,300  $7.84    205,800   $8.51    251,300   $8.02

Exercisable at
end of year          217,500  $7.81    188,700   $8.49    173,400   $7.83
                     =======           =======            =======

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


Note H - Related Party Transactions:

The Company's supplier of Cobalt and holder of long-term debt. MDS Nordion can significantly influence the Company's operating policies and is, therefore, considered a related party. See Notes C and D for purchases of Cobalt and related debt and financing. Also see Note F for stock offerings for debt, interest and cash.

The Company had no significant transactions with its affiliate, Nations Pride, Inc. (Note F).


Note I - Commitments:

The Company leases office space for $585 per month. Such lease is on a year-to-year basis.