Form 10-Q
period 1997-03-31
FOOD TECHNOLOGY SERVICE INC
filed 1997-05-15
CIK 868267

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 1997    Commission File Number 0-19047

INCORPORATED IN FLORIDA                  IRS IDENTIFICATION NO. 59-2618503

                       FOOD TECHNOLOGY SERVICE, INC.
                 502 Prairie Mine Road, Mulberry, FL 33860
                              (941) 425-0039



     "Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report
required to be filed.   Yes X .  No   ."

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                                       Outstanding as of March 31,

      Class                            1996                  1997
      -----                            ----                  ----
Common Stock $.01 Par Value        4,726,219 Shares      6,194,709 Shares

                        FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)


                               BALANCE SHEET
                                                    MARCH 31,   DECEMBER 31,
                                                      1997         1996
                                                      ----         ----
                                                   (unaudited)       *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $    14,618 $    26,104
  Accounts Receivable                                  32,991      30,331
  Advance Payments                                     10,000      10,000
                                                       ------      ------
     Total Current Assets                              57,609      66,435
Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,653,063    1,650,242
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (1,730,132)  (1,657,420)
                                                   ----------   ----------
                                                    4,116,878    4,186,769
Land                                                  171,654      171,654
Other Assets:
  Investments                                          44,528       44,528
  Deposits                                              5,000        5,000
                                                    =========     ========
                                                       49,528       49,528

Total Assets                                      $ 4,395,669 $  4,474,386
                                                   ==========   ==========

      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable                                $    30,518 $    100,720
  Payroll Taxes                                         2,266          527
                                                    ---------    ---------
     Total Current Liabilities                         32,784      101,247
                                                    =========    =========
Financing Agreement and Debenture Payable           3,242,229    3,362,229

Stockholders' Equity:
  Common Stock $.01 par value, 10,000,000 shares
  authorized
  6,194,709 shares 1997                                61,947
  5,750,284 shares 1996                                             57,503
  Paid in Capital                                   7,892,408    7,541,312
  Deficit Accumulated During Development           (6,833,699)  (6,587,905)
                                                   -----------    ---------
                                                    1,120,656    1,010,910

Total Liabilities and Stockholders' Equity       $  4,395,669 $  4,474,386
                                                    =========   =========

 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED MARCH 31,


                                    December 11, 1985
                                   (Inception) Through
                                      March 31, 1997    1997         1996
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)    (unaudited)

Net Sales                            $  1,055,810  $    36,742 $    45,294
       Processing Costs:                1,568,806       53,568      82,272
                                        ---------       ------      ------
          Profit (Loss) from Operations  (512,996)     (16,826)    (36,978)

General Administrative and Development  3,700,782       67,969      55,851
Depreciation                            1,735,705       72,711      79,513
Interest Expense                        1,358,607       88,259      86,309
                                        ---------       ------      ------

Profit (Loss)                          (7,308,090)    (245,765)   (258,651)

Other Income (Expense):
       Foreign Exchange Gain              331,087            0           0
       Interest Income                    188,895            1           2
       Other                              (22,478)         (30)          0
                                           ------      -------    --------
Loss Before Income Taxes               (6,810,586)    (245,794)   (258,649)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (6,810,586)  $ (245,794) $ (258,649)
                                        =========    =========   =========
Net Loss per Common Share            $      (1.10)  $    (0.04) $    (0.05)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                   December 11, 1985   Three Months   Three Months
                                  (Inception) Through     Ended          Ended
                                    March 31, 1997     March 31, 1997  March 31, 1996
                                   ------------------  --------------  --------------
                                      (unaudited)       (unaudited)     (unaudited)
Cash Flows from Operations:
     Sales Income Received           $ 1,019,071      $    34,083      $    56,924
     Interest Received                   188,895                1                2
     Cash Paid for Operating
     Expenses                         (4,916,895)        (116,249)        (132,650)
                                       ==========        =========        =========
                                      (3,708,929)         (82,165)         (75,724)

Cash Flows from Investing:
     Property & Equipment Purchase    (6,037,616)          (2,821)               0
     Deposits                             (5,000)               0                0
     Collection of Notes Receivable      489,300                0                0
     Sale of Equipment                    10,500                0                0
                                       ---------         --------         --------
                                      (5,542,816)          (2,821)               0
Cash Flows from Financing Activities:

     Proceeds from Sale of Common
     Stock                             5,763,854           73,500           85,000
     Offering Cost                      (483,959)               0                0
     Short Term Loan                     (52,450)               0                0
     Financing Agreement               4,058,918                0                0
     Purchase of Common Stock            (20,000)               0                0
                                       ----------          ------           ------
                                       9,266,363           73,500           85,000

Net Increase (Decrease) in Cash           14,618          (11,486)           9,276

Cash at Beginning of Period                    0           26,104            8,291

Cash at End of Period                $    14,618      $    14,618      $    17,567
                                      ===========     ===========      ===========
___________________________________________________________________________________

Reconciliation of Net Loss to Net
Cash
     Net Loss                      $  (6,833,700)     $  (245,794)     $  (258,649)

Adjustments to Reconcile Net Loss to
Cash Used:
     Imputed Interest on Finance
     Agreement                           432,199                0           82,277
     Depreciation                      1,735,705           72,711           79,513
     Foreign Exchange (Gain) Loss       (331,087)
     (Increase) Decrease in
     Receivables                         (42,991)          (2,659)          11,630
     Increase (Decrease) in Payables      32,786          (68,463)           9,506
     Equity in Net (Gain) Loss of
     Affiliate                            59,962
     Value of Stock Issued for
     Services & Int.                   1,235,320          162,040                0
     (Gain) Loss on Sale of
     Equipment                             2,877
                                     -----------         --------         --------
Net Cash Used by Operating
Activities                         $  (3,708,929)      $  (82,165)      $  (75,723)
                                   ==============      ===========      ===========

                     STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31,

                                           Common Stock   Paid-In Capital    Deficit
                                           ------------   ---------------    -------
1996 (unaudited)

Balance, January 1, 1996                    $  43,996       $6,474,289    $(5,517,506)

Sale of 326,596 Shares of Stock
   for $261,277                                 3,266          258,011

Offering Cost to Sell Stock                                          0

Net Loss for Period                                                          (258,649)
                                          -----------       ----------     -----------

Balance, March 31, 1996                     $  47,262       $6,732,300    $(5,776,155)
                                            =========       ==========    ============


    ___________________________________________________________________

   1997 (unaudited)

Balance, January 1, 1997                    $  57,503       $7,541,312    $(6,587,906)

Sale of 444,425 Shares of Stock
   for $355,540                                 4,444          351,096

Offering Cost to Sell Stock                                          0

Net Loss for Period                                                          (245,793)
                                            ---------        ---------     -----------

Balance, March 31, 1997                     $  61,947       $7,892,408    $(6,833,699)
                                           ==========       ==========    ============



(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31 of each year: 4,726,219 (1996) and 6,194,709 (1997).


(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements
Operations
Continued delays in gaining approvals to irradiate meat and shellfish by the Food and Drug Administration (FDA), have forced the Company to continue in its "Development Stage" with substantial losses for the first quarter of 1997. Because of these delays, the Company has maintained at a low level its operating expenses and has spent less money on government relations and promotion. Through the cuts in expenses the Company has reduced its losses, although revenues have also shown a decrease since the first quarter of 1996. The Company has signed a Sales and Marketing Agreement with Marcre Sales
 Corporation, Forest Park, Georgia. Marcre Sales specializes in fresh and frozen poultry distribution in the Southeastern United States. The Company continues to irradiate poultry for several hospitals as well as some restaurants that are located in Florida. The Company expects this business to increase as additional distributors are offering irradiated poultry to their food service customers. Authority to use the standard polystyrene foam tray for retail poultry has still not been granted by the FDA. All necessary data to grant this approval has been submitted by a manufacturer of polystyrene foam trays to the agency. The Company's revenues for the first four months were $65,393 reflecting a 14% increase over the same period a year ago.

Trade magazines in the meat and poultry industry are still endorsing food irradiation as the best technology to eliminate the pathogens that cause a health threat to consumers. The Company has initiated an advertising campaign directed at poultry industry publication subscribers.

The Company's loss for the quarter was $245,794, which is $12,855 less in losses than that sustained in the first quarter of 1996. Operating expenses were reduced to $121,537. The balance of the loss is accrued interest on the debt to MDS Nordion (Nordion) and depreciation, both of which are non-cash items.

With the cooperation of Nordion, the Company has been able to meet its obligations and with Nordion's continued financial assistance should continue to do so until it has completed its "Development Stage" and gain the approvals by the FDA to offer safer poultry, meat and shellfish to American consumers.

The Company's success still depends upon approvals for meat and shellfish and the approval of the standard polystyrene foam tray for poultry. Management will continue to work with groups to urge action by the FDA that will permit
Americans to enjoy safer meat and poultry. Once these clearances are granted, Management expects to complete its "Development Stage" and become a fully operational company with excellent opportunities to expand with new facilities into other areas of the United States. With the cooperation of Nordion, the Company hopes to gain these approvals during this year.

Liquidity and Capital Resources
-------------------------------

As of March 31, 1997, the Company had cash on hand of $14,618 and accounts receivable of $32,991. During the first quarter Nordion converted the accrued interest and reduced our long term indebtedness to their company by $208,258.50 in exchange for restricted stock. Nordion also provided additional cash so the Company could meet its obligations in a timely manner. The special alliance that we have with Nordion should guarantee the Company's survival as a going entity until government agencies permit us to irradiate meat, poultry and shellfish.

                               OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May  15, 1997               FOOD TECHNOLOGY SERVICE, INC.

                                     /S/ E. W. (Pete) Ellis
                                  ---------------------------------
                                  E.W. (Pete) Ellis, President and
                                  Chief Executive Officer


                                     /S/ Dana S. Carpenter
                                  ------------------------------------------
                                  Dana S. Carpenter, Asst. Corporate Secretary