Form 10KSB/A
period 1996-12-31
FOOD TECHNOLOGY SERVICE INC
filed 1997-06-23
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-KSB/A
                           (AMENDMENT 2)

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

Cobalt 60 Supply

    The Company has in place approximately 1.9 million curies of Cobalt 60. The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must from time to time be purchased to maintain an appropriate radiation level. The price of Cobalt 60 ranges from $1.35 to $1.75 per curie. Nordion is the sole supplier of Cobalt 60 and has agreed to sell the Company all its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that has reached the end of its useful life. The amount of Cobalt 60 in place is sufficient to satisfy the Company's needs for the next three to four years. Cobalt 60 is readily available from several sources. See "Agreements with MDS Nordion" below.

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

    On July 1, 1991, MDS Health Group, Inc., a Delaware corporation ("MDS Health") then an affiliate of Nordion, loaned the Company $300,000. Such loan was evidenced by a Debenture due and payable, without interest, on July 1

1993. The Debenture was convertible into shares of Common Stock at the conversion rate of $4.50 per share. In connection with the loan, the Company agreed that in the event MDS Health acquired a controlling interest in Nordion, it would grant to MDS Health or Nordion the right to convert the $2,000,000 of indebtedness to Nordion referred to in the preceding paragraph into Common Stock of the Company at a conversion rate of $4.50 per share. MDS Health acquired Nordion in November, 1991.

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

    On November 23, 1994, Nordion extended the due date on all indebtedness as well as accrued interest from September 4, 1994, to January 4, 1996 and in early 1996, further extended the due date to January 4, 1997. In early 1997, Nordion again extended the due date to January 4, 1998. At December 31, 1996 such indebtedness amounted to $3,362,229. The indebtedness continues to be secured by substantially all of the assets of the Company. As part of such extensions, the conversion rate was reduced from $4.05 to $.80 per share. For terms of the Agreement, reference is made to Note D of the Notes to Financial Statements. In addition to the 1 million curies of Cobalt 60, which were supplied the Company in 1990 and 1991, Nordion, in 1992, stored an additional 2.4 million curies at the Company's facility. In anticipation that it would be needed in the Company's operations. See Item 6 Management's Discussion and Analysis and Not

H of the Notes to Financial Statements. Due to the decline in level of radioactivity as a result of decay, there is currently available approximately
1.9 million curies. Although the additional Cobalt-60 is located on the Company's premises and available to it for use in processing, title to this Cobalt-60 continues to be held by Nordion and may be removed by Nordion in its discretion at any time.

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

Item 3. Legal Proceedings
-------------------------

  None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
  Non

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

Item 6. Management's Discussion and Analysis
--------------------------------------------

Plan of Operations

    The Company completed construction of its irradiation facility in Mulberry, Florida in December 1991 and the facility became operational on January 24, 1992. The Company is still in the developmental stage. The plant was constructed to irradiate fruits and vegetables for the primary purpose of extending shelf life and poultry to control salmonella and other illness causing bacteria. Soon after the commencement of operations, it was recognized that the success of the Company would be dependent on the irradiation of poultry and red meats.
This was due to the fact that most of the fresh fruits and vegetables are pre-sold in the Florida area where the extension of shelf life is not necessarily a help for the fruit and vegetable growers. In addition, although the FDA has approved the use of irradiation for the extension of shelf life, the USDA Animal and Plant Health Inspection Service (APHIS) has not completed their approval for the use of irradiation for post harvest quarantine treatment. As a result, Japan, a large importer of grapefruit, has declined to consider irradiation as a quarantine treatment

    Although the rules for the irradiation of poultry were finalized by the
U. S. Department of Agriculture and published in the Federal Register on September 22, 1992, the Company is still awaiting FDA approval for standard packaging material for retail poultry. It is hopeful that necessary approvals for standard trays will be forthcoming in the near future. While awaiting action by the FDA, the Company's revenue (approximately $200,000 for 1996) has been realized primarily from the processing of food ingredients, seasonings and spices, food packaging materials and from testing the processing of various other food commodities. The red meat industry, which has been faced with pathogen problems such as E. Coli:0157 H7 supports a petition to irradiate all meats that was submitted to the FDA on July 7, 1994. Experts expected that the FDA's action to approve the irradiation of red meat would be approved in a timely manner. However, to date, no such approval has been forthcoming. The Company is unable to predict when all government approvals will be obtained. Until such time, this Company will continue to process whatever items are available and perform testing of products for others.

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

    On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 200,000 curies were returned, leaving approximately 2,400,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations, however, such cobalt has not been needed because of low processing volume due to the lack of necessary FDA approvals and marketing demand. Due to physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $340,000, $300,000 and $260,000 for the years ended December 31, 1994, 1995 and 1996, respectively (approximately $1,400,000 through December 31, 1996). At such time that the Company's operations increase to such an extent that its plant is operating near full capacity, the Company will acquire the Nordion cobalt and begin charging its decay to operations.

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

    Frank M. Fraser served as a director of the Company from May 1992 through September 1993. He was reelected as a director in July 1996. He is presently Vice President of Market Development at Nordion. In June 1964, Mr. Fraser joined Atomic Energy of Canada Limited (now MDS Nordion) as a project engineer. He is a Director of the Canadian Irradiation Centre Laval, Quebec. He is also the Canadian delegate to the International Consultative Group on Food Irradiation and has Chaired the International Meeting on Radiation Processing

    Paul O'Neill served as a director of the Company from August 1992 through September 1993. He was reelected as a director in July 1996. He is currently retired. From January 1985 to March 1992, Mr. O'Neill was President, Chief Executive Officer and a director of Nordion and its predecessor company Atomic Energy of Canada Limited. He was Executive Vice President and Chief Financial Officer of Atomic Energy of Canada Limited from September 1978 until January 1985.

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

    A former officer also holds warrants to purchase 100,000 shares of Common Stock. Such warrants expire in 1998 and 1999 and are exercisable at $8.25 per share

    The market price of the Company's Common Stock December 31, 1996 was $7/8 per share.

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
  as a group (6 persons)

* Less than 1%

<FN1>
(1) Includes 4,202,787 shares of Common Stock which are issuable upon conversion of $3,362,229 of indebtedness owed Nordion by the Company.
    See "Business - Agreements with MDS Nordion." Messrs. Fraser and O'Neill are designees of Nordion to serve on the Companies Board of Directors. Messers. Fraser and O'Neill own less than 1% each of the Capital Stock of Nordion and they disclaim beneficial ownership of the Common Stock of the Company which Nordion owns or has the right to acquire. Approximately 99% of the outstanding shares of Nordion's common stock is owned by MDS, Inc., a Quebec Corporation, whose shares are traded on the Toronto Stock Exchange.
<FN2>
(2) Includes 35,000 shares underlying options which are currently exercisable.
<FN3>
(3) On November 11, 1996, the Company agreed to issue Mr. Ellis 10,000 shares of Common Stock. Such shares had not been issued as of December 31, 1996. The Company also granted to Mr. Ellis on November 11, 1996 options to purchase 100,000 shares of the Company's Common Stock. The options are exercisable 20,000 shares per year for a period of five years at an exercise price of $1.00 per share

<FN4>
(4) Includes 4,200 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN5>
(5) Includes shares underlying options which are currently exercisable or exercisable within the next sixty (60) days and shares underlying convertible debt.

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

                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the eighteenth day of June, 1997.

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

                 Name                       Title                     Date

  /S/  E.W. (Pete) Ellis            Chief Executive Officer     June 18, 1997
---------------------------               and Director
E.W. (Pete) Ellis

  /S/  Harley W. Everett             Chief Financial and         June 18, 1997
---------------------------           Accounting Officer
Harley W. Everett

  /S/  Gordon H. Shirah, II          Director                    June 18, 1997
---------------------------
Gordon H. Shirah, II

  /S/  Frank M. Fraser               Director                    June 18, 1997
---------------------------
Frank M. Fraser

  /S/  Paul O'Neill                  Director                    June 18, 1997
---------------------------
Paul O'Neill

                                     Director
---------------------------
Sam R. Whitney

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

On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 200,000 curies were returned, leaving approximately 2,400,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations; however, such cobalt has not been needed because of low processing volume due to the lack of necessary FDA approvals and marketing demand. Due to the physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $340,000, $300,000 and $260,000 for the years ended December 31, 1994, 1995 and
1996, respectively (approximately $1,400,000 from inception through December 31
1996). The net losses for such periods would have been $1,581,063, $1,627,867 and $1,330,400, respectively ($7,987,906 from inception through December 31, 1996). At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.

The Company had no significant transactions with its affiliate, Nations Pride, Inc. (Note F).

Note I - Commitments:

The Company leases office space for $585 per month. Such lease is on a year-to-year basis.