Form 10-Q
period 1997-06-30
FOOD TECHNOLOGY SERVICE INC
filed 1997-08-15
CIK 868267

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months Ended June 30, 1997    Commission File Number 0-19047

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                                       Outstanding as of June 30,

      Class                            1996                  1997
      -----                            ----                  ----
Common Stock $.01 Par Value        5,008,323 Shares      6,360,962 Shares

                        FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)


                               BALANCE SHEET
                                                    JUNE 30,   DECEMBER 31,
                                                      1997         1996
                                                      ----         ----
                                                   (unaudited)       *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $    14,224 $    26,104
  Accounts Receivable                                  33,161      30,331
  Advance Payments                                     10,150      10,000
                                                       ------      ------
     Total Current Assets                              57,535      66,435
Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,653,063    1,650,242
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (1,802,093)  (1,657,420)
                                                   ----------   ----------
                                                    4,044,917    4,186,769

Land                                                  171,654      171,654
Other Assets:
  Investments                                          44,528       44,528
  Deposits                                              5,000        5,000
                                                    =========     ========
                                                       49,528       49,528

Total Assets                                      $ 4,323,633 $  4,474,386
                                                   ==========   ==========

      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable                                $    42,460 $    100,720
  Payroll Taxes                                           718          527
                                                    ---------    ---------
     Total Current Liabilities                         43,178      101,247
                                                    =========    =========
Financing Agreement and Debenture Payable           3,242,229    3,362,229

Stockholders' Equity:
  Common Stock $.01 par value, 20,000,000 shares
  authorized
  6,360,962 shares 1997                                63,610
  5,750,284 shares 1996                                             57,503
  Paid in Capital                                   8,028,248    7,541,312
  Deficit Accumulated During Development           (7,053,632)  (6,587,905)
                                                   -----------    ---------
                                                    1,038,226    1,010,910

Total Liabilities and Stockholders' Equity       $  4,323,633 $  4,474,386
                                                    =========   =========

 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED JUNE 30,


                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 1997    1997         1996
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)
(unaudited)

Net Sales                            $  1,109,295  $    53,485 $    54,214
       Processing Costs:                1,624,820       54,602      70,088
                                        ---------       ------      ------
          Profit (Loss) from Operations  (515,525)      (1,117)    (15,874)

General Administrative and Development  3,769,253       69,767      45,733
Depreciation                            1,807,667       71,962      78,658
Interest Expense                        1,435,609       77,003      85,742
                                        ---------       ------      ------

Profit (Loss)                          (7,528,054)    (219,849)   (226,007)

Other Income (Expense):
       Foreign Exchange Gain              331,087            0           0
       Interest Income                    188,895            0           1
       Other                              (45,562)          (0)          0
                                           ------      -------    --------
Loss Before Income Taxes               (7,053,634)    (219,849)   (223,920)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (7,053,634)  $ (219,849) $ (223,920)
                                        =========    =========   =========
Net Loss per Common Share            $      (1.11)  $    (0.03) $    (0.07)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 1997    1997         1996
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)    (unaudited)

Net Sales                            $  1,109,295  $    90,228 $    99,958
       Processing Costs:                1,624,820      109,581     152,196
                                        ---------       ------      ------
          Profit (Loss) from Operations  (515,525)     (19,353)    (52,238)

General Administrative and Development  3,769,253      136,440     101,766
Depreciation                            1,807,667      144,673     158,171
Interest Expense                        1,435,609      165,261     172,053
                                        ---------       ------      ------

Profit (Loss)                          (7,528,054)    (465,728)   (484,228)

Other Income (Expense):
       Foreign Exchange Gain              331,087            0           0
       Interest Income                    188,895            1           3
       Other                              (45,562)
                                           ------      -------    --------
Loss Before Income Taxes               (7,053,634)    (465,727)   (484,225)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (7,053,634)  $ (465,727) $ (484,225)
                                        =========    =========   =========
Net Loss per Common Share            $      (1.11)  $    (0.07) $    (0.10)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                   December 11, 1985   Six Months     Six Months
                                  (Inception) Through     Ended          Ended
                                    June 30, 1997      June 30, 1997   June 30, 1996
                                   ------------------  --------------  --------------
                                      (unaudited)       (unaudited)     (unaudited)
Cash Flows from Operations:
     Sales Income Received           $ 1,072,237      $    87,249      $    97,266
     Interest Received                   188,895                1                3
     Cash Paid for Operating Expenses (5,030,955)        (230,309)        (257,797)
                                       ==========        =========        =========
                                      (3,769,823)        (143,059)        (160,528)
Cash Flows from Investing:
     Property & Equipment Purchase    (6,037,616)          (2,821)               0
     Deposits                             (5,000)               0                0
     Collection of Notes Receivable      489,300                0                0
     Sale of Equipment                    10,500                0                0
                                       ---------         --------         --------
                                      (5,542,816)          (2,821)               0
Cash Flows from Financing Activities:
     Proceeds from Sale of Common
     Stock                             5,824,354          134,000          175,000
     Offering Cost                      (483,959)               0                0
     Short Term Loan                     (52,450)               0                0
     Financing Agreement               4,058,918                0                0
     Purchase of Common Stock            (20,000)               0                0
                                       ----------          ------           ------
                                       9,326,863          134,000          175,000

Net Increase (Decrease) in Cash           14,224          (11,880)          14,472

Cash at Beginning of Period                    0           26,104            8,291

Cash at End of Period                $    14,224      $    14,224      $    22,763
                                      ===========     ===========      ===========
___________________________________________________________________________________

Reconciliation of Net Loss to Net Cash
     Net Loss                      $  (7,053,634)     $  (465,727)     $  (484,225)

Adjustments to Reconcile Net Loss to Cash Used:
     Imputed Interest on Finance
     Agreement                           432,199                0                0
     Depreciation                      1,802,093          144,673           158,171
     Foreign Exchange (Gain) Loss       (331,087)
    (Increase) Decrease in Receivables   (35,311)          (2,979)           5,334
     Increase (Decrease) in Payables      43,178          (58,069)           1,100
     Equity in Net (Gain) Loss of
     Affiliate                            59,962
     Value of Stock Issued for
     Services & Int.                   1,309,900           239,043         171,960
     (Gain) Loss on Sale of
     Equipment                             2,877
                                     -----------         --------         --------
Net Cash Used by Operating
Activities                         $  (3,769,823)      $  (143,059)      $(160,528)
                                   ==============      ===========      ===========

                     STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                           Common Stock   Paid-In Capital    Deficit
                                           ------------   ---------------    -------
1996 (unaudited)

Balance, January 1, 1996                    $  43,996       $6,474,289   $(5,517,506)

Sale of 608,700 (1) Shares of Stock
   for $486,960                                 6,087          480,873

Offering Cost to Sell Stock                                          0

Net Loss for Period                                                          484,226)
                                          -----------       ----------
-----------

Balance, June 30, 1996                     $   50,083       $6,955,162   $(6,001,732)
                                            =========       ==========   ============


    ___________________________________________________________________

   1997 (unaudited)

Balance, January 1, 1997                    $  57,503       $7,541,312   $(6,587,906)

Sale of 610,678 (2) Shares of Stock
   for $493,043                                 6,107          486,936

Offering Cost to Sell Stock                                          0

Net Loss for Period                                                         (465,727)
                                            ---------        ---------     ----------

Balance, June 30, 1997                      $  63,610        $8,028,248  $(7,053,633)
                                           ==========       ==========   ============

(1) 389,950 Shares Issued in Exchange for a Reduction in Debt
(2) 150,000 Shares Issued in Exchange for a Reduction in Debt



(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30 of each year: 5,008,323 (1996) and 6,360,962 (1997).


(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements

Operations

Continued delays in gaining approvals to irradiate meat and shellfish by the Food and Drug Administration (FDA), have forced the Company to continue in its "Development Stage" with substantial losses for the first half of 1997. Because of these delays, the Company has maintained at a low level its operating expenses and has spent less money on government relations and promotion. Through the cuts in expenses the Company has reduced its losses, although revenues have also shown a decrease since the first half of 1996. The Company has signed a Sales and Marketing Agreement with Marcre
Sales Corporation, Forest Park, Georgia. Marcre Sales specializes in fresh and frozen poultry distribution in the Southeastern United States. The Company continues to irradiate poultry for several hospitals as well as some restaurants that are located in Florida. The Company expects this business to increase as additional distributors are offering irradiated poultry to their food service customers. Authority to use the standard polystyrene foam tray for retail poultry has still not been granted by the FDA. All necessary data to grant this approval has been submitted by a manufacturer of polystyrene foam trays to the agency. The Company's revenues for the first six months were $90,228.

Trade magazines in the meat and poultry industry are still endorsing food irradiation as the best technology to eliminate the pathogens that cause a health threat to consumers. The Company has initiated an advertising campaign directed at poultry industry publication subscribers. Food Technology Service, Inc. has hired a National Sales Manager to the Management Staff. Nations Pride label is a wholly owned trademark used to sell branded irradiated poultry in the marketplace. The company (Nations Pride) and label has been integrated into Food Technology Service, Inc.

The Company's loss for the first six months was $465,727, which is $17,267 less in losses than that sustained in the first six months of 1996. Operating expenses were reduced to $246,021. The balance of the loss is accrued interest on the debt to MDS Nordion (Nordion) and depreciation, both of which are non-cash items.

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 1997, the Company had cash on hand of $14,224 and accounts receivable of $33,161. During the first half Nordion converted the accrued interest and reduced our long term indebtedness to their company by $493,043 in exchange for restricted stock. Nordion also provided additional cash so the Company could meet its obligations in a timely manner. The special alliance that we have with Nordion should guarantee the Company's survival as a going entity until government agencies permit us to irradiate meat, poultry and shellfish.

                               OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 1997               FOOD TECHNOLOGY SERVICE, INC.

                                     /S/ E. W. (Pete) Ellis
                                  ---------------------------------
                                  E.W. (Pete) Ellis, President and
                                  Chief Executive Officer


                                     /S/ Dana S. Carpenter
                                  -----------------------------------------
-
                                  Dana S. Carpenter, Corporate Secretary