Form 10-Q
period 1997-09-30
FOOD TECHNOLOGY SERVICE INC
filed 1997-11-14
CIK 868267

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 1997   Commission File Number  0-19047

INCORPORATED IN FLORIDA                     IRS IDENTIFICATION NO.  59-2618503

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


"Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."



                                 Outstanding as of September 30,
Class                               1996                  1997
-----                              ------                ------
Common Stock, $.01 Par Value   5,306,194 Shares      6,777,215 Shares

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)


                                    BALANCE SHEET
                                          SEPT. 30,              DECEMBER 31,
                                            1997                    1996
                                          (unaudited)                *
                                        ------------             -----------
ASSETS

Current Assets:
  Cash                                     $     4,551        $     26,104
  Accounts Receivable                           35,726              30,331
  Advance Payments                              10,000              10,000
                                             ---------          ----------
Total Current Assets                            50,277              66,435

Property and Equipment:
  Cobalt                                     1,310,272           1,310,272
  Furniture and Equipment                    1,654,463           1,650,242
  Building                                   2,883,675           2,883,675
  Less Accumulated Depreciation             (1,872,109)         (1,657,420)
                                           -----------          ----------
Total Property and Equipment                 3,976,301           4,186,769

Land                                           171,654             171,654

Other Assets:
  Investments                                   44,528              44,528
  Deposits                                       5,000               5,000
                                            ----------           ---------
                                                49,528              49,528

TOTAL ASSETS                                $4,247,760        $  4,474,386

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                            $ 45,195          $  100,720
  Payroll Taxes                                  5,199                 527
                                            ----------           ---------
Total Current Liabilities                       50,395             101,247

Financing Agreement and Debenture Payable    3,142,229           3,362,229

Stockholders' Equity:
  Common Stock $.01 par value,
  20,000,000 shares authorized
  6,777,215 shares 1997                        67,772
  5,750,284 shares 1996                                             57,503
  Paid in Capital                           8,336,089            7,541,312
  Deficit Accumulated During Development   (7,348,724)          (6,587,905)
                                          -----------           -----------
                                            1,055,136             1,010,910

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $4,247,760         $  4,474,386


* Condensed from audited financial statements

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                          FOR THE QUARTER ENDED SEPTEMBER 30,


                                      December 11, 1985
                                     (Inception) Through
                                     September 30, 1997     1997         1996
                                         (unaudited)    (unaudited)  (unaudited)
                                       ----------------  ----------   ---------

Net Sales                                  $1,158,526     $49,260     $  46,687
Operating Expenses:                         1,677,745      58,541        60,836
                                            ---------    --------      --------
         Loss from Operations                (519,219)    ( 9,281)      (14,149)

General Administrative and Development      3,913,634     138,760        55,604
Depreciation                                1,877,682      70,874        76,843
Interest Expense                            1,512,612      77,003        88,595
                                            ---------     -------       -------

Net Loss Before Income Taxes               (7,823,147)   (295,918)     (235,190)

Other Income (Expense):
  Foreign Exchange Gain                       331,087
  Interest Income                             188,897           1             1
  Other                                       (45,562)                        0
                                            ----------   ---------     --------

Loss Before Income Taxes                   (7,348,725)   (295,917)     (235,189)

Income Taxes                                        0           0             0
                                            ----------   ---------     --------
Net Loss                                $  (7,348,725)  $(295,917)  $  (235,189)
Net Loss per Common Share                    $  (1.08)    $  (.04)      $  (.04)



NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.


The results of operations for the three month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                      December 11, 1985
                                    (Inception) Through
                                     September 30, 1997    1997         1996
                                         (unaudited)   (unaudited)  (unaudited)
                                     ----------------    ----------   ---------


Net Sales                                $  1,158,526   $ 139,458     $ 146,646
  Operating Expenses:                       1,677,745     162,507       212,202
                                            ---------    --------      --------
    Loss from Operations                     (519,219)    (23,049)      (65,556)

General Administrative and Development      3,913,634     280,821       157,000

Depreciation                                1,877,682     214,688       235,014

Interest Expense                            1,512,612     242,264       260,648
                                            ---------     -------       -------

Net Loss Before Income Taxes               (7,823,147)   (760,822)     (718,218)

Other Income (Expense):
  Foreign Exchange Gain                       331,087
  Interest Income                             188,897           3             4
  Other                                       (45,562)                       (0)
                                            ----------   ---------     --------

Loss Before Income Taxes                   (7,348,725)   (760,819)     (718,213)

Income Taxes                                        0           0             0

Net Loss                                $  (7,348,725)  $(760,819)  $  (718,213)

Net Loss per Common Share                    $  (1.08)    $  (.11)      $  (.14)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS

                                      December 11, 1985   9 Months    9 Months
                                     (Inception) Through   Ended       Ended
                                           9/30/97        9/30/97     9/30/96
                                         (unaudited)    (unaudited)  (unaudited)
                                     ----------------    ----------  ---------

Cash Flows from Operations:
  Sales Income Received                    $1,119,052   $ 134,064   $ 141,644
  Interest Received                           188,897           3           3
  Cash Paid for Operating Expenses         (5,186,045)   (385,399)   (449,217)
                                           -----------   ---------   ---------
                                           (3,878,096)   (251,332)   (307,570)

Cash Flows from Investing:
  Property & Equipment Purchase            (3,628,133)     (4,221)          0
  Deposits                                     (5,000)          0           0
  Collection of Notes Receivable              489,300           0           0
                                           -----------   --------     -------
                                           (3,143,833)          0           0

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock        5,924,354     234,000     331,025
  Offering Cost                              (483,959)          0           0
  Short Term Loan                             (52,450)          0           0
  Financing Agreement                       1,658,535           0           0
  Purchase of Common Stock                    (20,000)          0           0
                                            ----------   --------     -------
                                            7,026,480     234,000     331,025

Net Increase (Decrease) in Cash                 4,551     (21,553)     23,455

Cash at Beginning of Period                                26,104       8,291

Cash at End of Period                       $   4,551   $   4,551   $  31,747
                                            ---------   ---------   ---------

                    ___________________________________________________

Reconciliation of Net Loss to Net Cash

Net Loss                                $  (7,348,725)  $(760,819) $ (718,213)

Adjustments to Reconcile Net Loss to Cash Used:
  Imputed Interest on Finance Agreement       432,199           0           0
  Depreciation                              1,877,682     214,688     235,014
  Foreign Exchange Gain                      (331,087)
  (Increase) Decrease in Receivables          (45,725)     (5,394)     (5,002)
  Increase (Decrease) in Payables              50,395     (50,853)    (73,601)
  Equity in Net Loss of Affiliate              59,962
  Value of Stock Issued for Services & Int. 1,424,326     351,046     254,232
  Loss on Sale of Equipment                     2,877                       0
                                           -----------   ---------    ---------
Cash Used by Operating Activities         $(3,878,096)  $(251,332) $ (307,570)


                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)


                           STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                     Common Stock   Paid-In Capital    Deficit

                                     ------------   ---------------    -------

1996 (unaudited)

Balance, January 1, 1996              $  43,996      $6,474,289    $(5,517,506)

Sale of 906,571 (1) Shares of Stock
for $725,258                              9,066         716,192

Offering Cost to Sell Stock                                   0

Net Loss for Period                                                   (718,213)

Balance, September 30, 1997           $  53,062      $7,190,481    $(6,235,719)
______________________________________________________________________________


1997 (unaudited)

Balance, January 1, 1997              $  57,503      $7,541,312    $(6,587,906)

Sale of 1,026,931 (2) Shares of Stock
for $805,046                             10,269         794,777

Offering Cost to Sell Stock                                   0

Net Loss for Period                                                   (760,819)

Balance, September 30, 1997           $  67,772      $8,336,089    $(7,348,725)

(1)  274,521 shares issued in exchange for a reduction in debt.

(2)  275,000 shares issued in exchange for a reduction in debt.

(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30 of each year: 5,306,194 (1996) and 6,777,215 (1997).

(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.


[TEXT]
FOOD TECHNOLOGY SERVICE, INC.

Management's Analysis of Quarterly Income Statements

Operations

The Company's success still depends upon approvals for meat and shellfish and the approval of the standard polystyrene foam tray for poultry. During the past quarter there has been considerable publicity surrounding the issue of Food Safety, and the fight against food-borne illness. Representative Greg Ganske,
(R)Iowa, took up the issue on the floor of the House of Representatives by introducing legislation to force the FDA to respond to the petition that was submitted over three years ago. Management will continue to work with producers, packers in retail and food service arena to permit Americans to enjoy safe food products, free of pathogens that cause food-borne illness. Once these clearances are granted, and marketing opportunities are expanded in the marketplace, we expect to become a fully operational company with new facilities in other areas of the United States.

Liquidity and Capital Resources

As of September 30, 1997, the Company had cash on hand of $4,551 and accounts receivable of $45,726. During the third quarter, Nordion converted the accrued interest in the amount due of $77,003 and $100,000 of long term debt was also converted to shares of restricted common stock. Also during the third quarter Nordion purchased for cash additional shares of restricted common stock in the amount of $100,000 to enable the Company to meet its obligations in a timely manner. The alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until government agencies permit the Company to irradiate meat and shellfish, and approve the standard yellow tray for poultry so it can be offered in major retail outlets. However, if Nordion, for any reason, should cease advancing funds to the Company or demand payment of its accrued interest, the Company would be forced to curtail some or all of its operations.

                                   OTHER INFORMATION

None applicable to this report and are, therefore, omitted.


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


     Date: November 14, 1997     FOOD TECHNOLOGY SERVICE, INC.


                                         E. W. (Pete) Ellis

                                 ------------------------------------

                                 President and Chief Executive Officer




                                        Dana S. Carpenter

                                 -------------------------------------

                                     Asst. Corporate Secretary