Form 10KSB
period 1997-12-31
FOOD TECHNOLOGY SERVICE INC
filed 1998-03-16
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended December 31, 1997

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

    The Registrant's operating revenues for its most recent fiscal year were $191,291.

    As of December 31, 1997, 10,052,216 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (3,994,626 shares) was approximately $17,601,320 based on the market price at that date.


              DOCUMENTS INCORPORATED BY REFERENCE

                              None

                       TABLE OF CONTENTS


PART I                                                                 PAGE NO.

Item 1   Business ..........................................................1

Item 2   Properties.........................................................7

Item 3   Legal Proceedings..................................................8

Item 4   Submission of Matters to a Vote of Security Holders................8

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters................................................9

Item 6   Management's Discussion and Analysis...............................9

Item 7   Financial Statements..............................................11

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................11

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................12

Item 10  Executive Compensation...........................................13

Item 11  Security Ownership of Certain Beneficial Owners and Management...15

Item 12  Certain Relationships and Related Transactions...................16

Item 13  Exhibits and Report on Form 8-K..................................16

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

    The Company expects that its success will be dependent upon the processing of poultry, meat and shellfish. However, the FDA has not yet approved the irradiation of fish, shellfish, or meat, nor has it approved a standard polystyrene foam tray for the packaging of poultry. The delays at the federal level are preventing the Company from implementing the technology for the irradiation of meat and shellfish which has been proven to be effective in controlling E. coli, listeria and other pathogens in meat, and in eliminating vibrio, including cholera, found in raw shellfish. The petition to irradiate meats was submitted to the FDA in July 1994. A petition for the approval of the irradiation of fish and shellfish has been pending more than eight (8) years, yet no final FDA action has been taken. The information necessary to approve the standard yellow polystyrene foam tray for poultry has been at the FDA for nearly two years, but it has not yet acted to approve the use of this material for packaging.

    Management is working diligently with some meat processors and with a major retailer to gain the necessary approvals, so that the technology which can protect consumers from dangerous pathogens will be implemented. The Company presently irradiates meat for astronauts, which has been approved by the FDA, but it cannot, as yet, offer its services to processors to irradiate meat for the American people. Many harvesters of shrimp and oysters have been forced into bankruptcy, as a result of the warnings to the public about the dangers of enjoying raw shellfish, while the technology of irradiation, which has been proven to be an effective method of making shellfish safe for human consumption, awaits FDA approval. The FDA approved irradiation of meat products for controlling disease-causing micro-organisms on December 2, 1997. The USDA must publish regulations for the inspection and operation of an irradiator before we can begin processing these meat products. We expect this to be completed by late 1998.

    The numerous problems that have been encountered in gaining the FDA and USDA approvals have been very discouraging for the Company, and revenues to date have been nominal as a result thereof. Revenues for 1997 were $191,291, of which approximately 50% was attributable to the processing of seasonings and spices, 18% attributable to fruits and vegetables and 18% to testing products for others. A nominal amount of poultry was also processed and shipped.

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

Procedures

    Products to be irradiated are placed onto the conveying system. Some products, because of their density and pallet size, may have to be depalletized for radiation processing to ensure that the appropriate radiation dose is applied to the product. The conveying system automatically moves the product through the irradiation chamber at a predetermined rate specified by the Company's personnel. The positioning of the product relative to the radiation source and the distance of the product from the radiation source are fixed. The proper radiation dose is determined by the duration of the exposure of the product to the radiation source, which is carefully controlled to provide the desired dose. The exposure time required to achieve the desired dose will depend on the amount of Cobalt 60 in use and the density of the material exposed. The Company's facility is currently rated at approximately 1.7 million curies of Cobalt 60. See "Cobalt 60 Supply," below.

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

Personnel

    At December 31, 1997, the Company employed nine persons, six of which are office personnel and three are plant employees. If and when the facility becomes fully operational, the Company anticipates that it will need to hire approximately seven additional employees for each shift the facility operates.

    Required personnel will included a shift supervisor, a controller/ scheduler, a quality assurance supervisor, a plant operator, and three loaders/unloaders. All handling of the Cobalt 60 source, which occurs periodically for the purpose of adding or removing Cobalt 60, is done by Nordion. See "Agreements with MDS Nordion" below.

Cobalt 60 Supply

    The Company has in place approximately 1.7 million curies of Cobalt 60. The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must from time to time be purchased to maintain an appropriate radiation level. The price of Cobalt 60 ranges from $1.35 to $1.75 per curie. Nordion is the sole supplier of Cobalt 60 and has agreed to sell the Company all its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that has reached the end of its useful life. The amount of Cobalt 60 in place is sufficient to satisfy the Company's needs for the next three to four years. Cobalt 60 is readily available from several sources. See "Agreements with MDS Nordion" below.

Additional Uses for Irradiation

Research Services

    The Company uses its facility to irradiate various products as required in research activities being conducted by others, including state and federal government agencies and academia.

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

Regulatory Matters

Regulation of Irradiated Foods

    In the United States, primary responsibility for approval of food irradiation rests with the FDA. No irradiated food can be sold, unless the FDA has found that irradiation of a particular food, at specified doses, is both safe and generally effective for the intended purpose. To date, the FDA has approved the irradiation of poultry for the control of Salmonella and certain other disease causing microorganisms, the irradiation of all fresh fruits and vegetables for insect disinfestation and shelf life extension, the irradiation of spices for sterilization, and the irradiation of pork for the control of trichinosis. A petition for the approval of the irradiation of fish and shellfish is presently pending. On July 7, 1994, a petition was submitted to the FDA by the meat industry to gain approvals to irradiate all meats, so that the risk of E. coli: 0157 H7 and other pathogens can be removed from meat products. The FDA approved irradiation of meat products for controlling disease-causing micro-organisms on December 2, 1997. The USDA must publish regulations for the inspection and operation of an irradiator that will process meat products. We expect this to be completed by late 1998. The Company's facility is being used by the shellfish industry for research services to gain the approvals from the FDA.

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

    Any processing of meat and poultry, whether for irradiation, packaging or otherwise, is also regulated by the USDA. The USDA has promulgated rules relating to such processing to ensure that the food remains safe and wholesome. In general, such rules establish standards for the implementation of the approval established by the FDA, and relate to such matters as good handling and processing practices. These rules deal with such matters as (i) minimum irradiation levels to assure effective treatment, (ii) temperature standards to prevent thawing of frozen foods, (iii) requirements for the separation of processed from non-processed foods, and (iv) labeling requirements. The USDA has already adopted rules relating to irradiation processing of pork and poultry and are now writing the required regulations for the recently approved meat products.

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

Agreements with MDS Nordion

    The Company, in September 1990, entered into an agreement with MDS Nordion, a corporation located in Kanata, Ontario, Canada ("Nordion"), whereby Nordion agreed to supply the Company with all of the equipment necessary to operate its irradiation facility, including 400,000 curies of Cobalt 60. The total purchase price for the equipment and cobalt was approximately $2,400,000, of which $400,000 was paid and the balance of approximately $2,000,000 was scheduled to become due and payable, without interest, on September 4, 1994. Nordion has converted all but $585,595 and recently agreed to extend the date for repayment of the balance of this indebtedness, and accrued interest, to January 4, 1999.

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

    On November 23, 1994, Nordion extended the due date on all indebtedness as well as accrued interest from September 4, 1994, to January 4, 1996 and in early 1996, further extended the due date to January 4, 1997. In early 1997, Nordion again extended the due date to January 4, 1998. In 1998, Nordion extended the due dated to January 4, 1999. At December 31, 1997 such indebtedness amounted to $585,595. The indebtedness continues to be secured by substantially all of the assets of the Company. As part of such extensions, the conversion rate was reduced from $4.05 to $.80 per share. For the balance of the original loans ($382,317). For all cash advances and interest accrued in 1997 the conversion option is at 70% of the closing price the day prior to the execution of the option. For terms of the Agreement, reference is made to Note D of the Notes to Financial Statements. In addition to the 1 million curies of Cobalt 60, which were supplied the Company in 1990 and 1991, Nordion, in 1992, stored an additional 2.4 million curies at the Company's facility. In anticipation that it would be needed in the Company's operations. See Item 6 Management's Discussion and Analysis and Note H of the Notes to Financial Statements. Due to the decline in level of radioactivity as a result of decay, there is currently available approximately 1.2 million curies. Although the additional Cobalt-60 is located on the Company's premises and available to it for use in processing, title to this Cobalt-60 continues to be held by Nordion and may be removed by Nordion in its discretion at any time.

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

    The Company's irradiation facility and executive office comprises approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's irradiation processing plant consists of a radiation source, an automated conveying system, and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" position, will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport foods to and from the processing chamber. The Company's facility is designed to operate 24 hours a day, seven days a week. Although the Company currently has available approximately 1.7 million curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

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

                                                              BID PRICES
                                                              ----------
  1997                                                       High      Low
                                                             ----      ---
     First Quarter                                           1.75      .75
     Second Quarter                                         1.375      .94
     Third Quarter                                          6.375      .62
     Fourth Quarter                                        13.125     4.40

  1996
     First Quarter                                          2-3/8     21/32
     Second Quarter                                         2-1/8         1
     Third Quarter                                        1-15/16         1
     Fourth Quarter                                        1-9/16     11/16

(b)  Approximate Number of Equity Security Holders.
     ----------------------------------------------

    As of December 31, 1997, the approximate number of beneficial holders of Common Stock of the Company was approximately 3,000.

(c)  Dividend History and Policy
     ---------------------------

    The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6. Management's Discussion and Analysis
--------------------------------------------

Plan of Operations

    The Company completed construction of its irradiation facility in Mulberry, Florida in December 1991 and the facility became operational on January 24, 1992. The Company is still in the developmental stage. The plant was constructed to irradiate fruits and vegetables for the primary purpose of extending shelf life and poultry to control salmonella and other illness causing bacteria. Soon after the commencement of operations, it was recognized that the success of the Company would be dependent on the irradiation of poultry and red meats.
This was due to the fact that most of the fresh fruits and vegetables are pre-sold in the Florida area where the extension of shelf life is not necessarily a help for the fruit and vegetable growers. In addition, although the FDA has approved the use of irradiation for the extension of shelf life, the USDA Animal and Plant Health Inspection Service (APHIS) has not completed their approval for the use of irradiation for post harvest quarantine treatment. As a result, Japan, a large importer of grapefruit, has declined to consider irradiation as a quarantine treatment until approval is obtained from the USDA

Although the rules for the irradiation of poultry were finalized by the
U. S. Department of Agriculture and published in the Federal Register on September 22, 1992, the Company is still awaiting FDA approval for standard packaging material for retail poultry. During 1997 the FDA approved the use of a white tray for meat products. It is hopeful that necessary approvals for standard yellow trays will be forthcoming in the near future. While awaiting action by the FDA, the Company's revenue (approximately $200,000 for 1997) has been realized primarily from the processing of food ingredients, seasonings and spices, food packaging materials and from testing the processing of various other food commodities. The red meat industry, which has been faced with pathogen problems such as E. Coli:0157 H7 supported a petition to irradiate all meats that was approved by the FDA on December 7, 1997. The USDA must publish regulations for the inspection and operation of an irradiator that will process meat products. We expect this to be completed by late 1998. Until such time, this Company will continue to process whatever items are available and perform testing of products for others.

    At December 31, 1997, the Company had negative working capital of ($68,635) and cash of approximately $12,231. The loss from operations for the year ended December 31, 1997 was ($1,062,369). Operating costs in 1997 were approximately $56,000 per month, down from $70,000 in 1996. The decline in operating costs resulted primarily from a reduction in personnel, which effected both Processing costs and General, Administrative and Development costs, and a reduction in interest. The reduction in personnel was due primarily to the decrease in revenues and an attempt by the Company to limit expenses whereas the reduction in interest was due to the conversion by Nordion of a portion of the debt owed it. The Company believes that increased revenues will have a positive impact on the negative gross margins since Processing costs and General, Administrative and Developmental costs will not increase significantly as a result of an increase in revenue.

    On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 200,000 curies were returned, leaving approximately 2,400,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations, however, such cobalt has not been needed because of low processing volume due to the lack of necessary FDA approvals and marketing demand. Due to physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $300,000, $260,000 and $230,000 for the years ended December 31, 1995, 1996 and
1997, respectively (approximately $1,630,000 from inception through December 31, 1997). The net losses for such periods would have been $1,627,867, $1,330,400 and $1,236,981 respectively ($9,224,887 from inception through December 31, 1997). At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.

    At December 31, 1997, the Company's outstanding debt amounted to $585,595, which consisted of a financing agreement with Nordion January 4, 1999 plus interest at prime plus 1% and as convertible debenture payable to Nordion due January 4, 1999 plus interest at prime plus 1%.

    To fund its operations during 1997, the Company received $255,282 from the private sale of 319,102 shares of Common Stock to Nordion. In addition, the Company reduced its outstanding obligations by converting accrued interest due Nordion ($242,265) into 302,830 shares of Common Stock. Nordion converted a majority (------) of the debt owed to it into 3,600,000 shares of Common Stock. It is not expected that income from operations will be sufficient in the foreseeable future to cover the Company's operating costs. Although Nordion has indicated that it will continue to fund operations, there is no assurance that it will continue to do so. In the event Nordion discontinues funding the Company's operations or the Company is not successful in raising additional capital, the Company will have to curtail a portion or all of its operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

         None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Directors and Executive Officers of the Company.

    As of December 31, 1997, the directors and executive officers of the Company are as follows:

Name                       Age            Position with the Company

*Gordon H. Shirah, II      61            Board Chairman/Director

E.W. (Pete) Ellis          56             President/Chief Executive Officer/
                                          Director

Harley W. Everett          49             Chief Financial Officer

Frank M. Fraser            62             Director

Geoff Marott               48             Director

Paul O'Neill               59             Director

    All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors to hold office until their successors are duly elected and qualified.

    Gordon H. Shirah II (*Deceased 2/18/98) was a director of the Company since its inception in 1985 through July 1993. In July 1996, he was reelected as a Director and Board Chairman. From 1968 until his retirement in 1995, he worked as a Certified Public Accountant with Bella Hermida & Co.

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

    Frank M. Fraser served as a director of the Company from May 1992 through September 1993. He was reelected as a director in July 1996. He is presently Vice President of Market Development at Nordion. In June 1964, Mr. Fraser joined Atomic Energy of Canada Limited (now MDS Nordion) as a project engineer. He is a Director of the Canadian Irradiation Centre Laval, Quebec. He is also the Canadian delegate to the International Consultative Group on Food Irradiation and has Chaired the International Meeting on Radiation Processing

    Geoff Marott served as a director of the Company since February 1997. He is the President and Chief Executive Officer of Marcre Sales Corporation, a sales and marketing company primarily focusing on proprietary items for national restaurant accounts. Mr. Marott formed Marcre Sales inn 1984 after serving as President of Filet of Chicken since 1980. He is also currently serving as Chairman of the Board of American Century Bank in Stockbridge, Georgia.

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

                          Summary Compensation Table

                                                              Long-Term
                                                             Compensation
                                                             ------------
                                                                Awards
                                                                ------
                                                                     Securities
                                    Annual Compensation  Restricted  Underlying
                               Year       Salary($)        Stock     Options(#)
                               ----  ------------------- ---------- -----------
E. W. (Pete) Ellis
 President and
 Chief Executive Officer(1)...1997        $ 70,000
                              1996           2,692      10,000 shs  100,000 shs

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

Stock Option Plan

    The Company has an Incentive and Non-Statutory Stock Option Plan covering 150,000 shares of Common Stock (the "Plan"). There is currently outstanding five-year options to purchase an aggregate of (I) 75,500 shares of Common
Stock of the Company, exercisable at $8.50 and $9.35 per share (granted in 1992)
 and (ii) 100,000 shares at $1.00 per share (granted in 1996). The options are exercisable 60% after one (1) year of continued employment after the date of grant and 10% in each of the following four years (a year is defined as the period between Annual Stockholders meetings). ISO's and NQO's granted to an optionee terminate 90 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or one year after termination in the event of disability, and 180 days in the event of death.

    A former officer also holds warrants to purchase 100,000 shares of Common Stock. Such warrants expire in 1998 and 1999 and are exercisable at $8.25 per share.

    The market price of the Company's Common Stock December 31, 1997 was $4.406 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

    The following table sets forth as of December 31, 1997, the ownership of Common Stock of the Company of (i) all persons known by the Company to own beneficially 5% or more of such Common Stock, (ii) each current director and officer of the Company and (iii) all current directors and officers as a group, together with their percentage holdings at such date. The addresses of all holders of 5% or more of the Common Stock are included in the table.

                                          Number and Percent
                                               Of Shares
                                          Beneficially Owned
                                         At December 31, 1997
                                         --------------------

Name and Address                          Number     Percent
----------------------------              ------     -------

MDS Nordion                             6,549,079 <F1> 65.15
  447 March Road-Kanata Ontario
  Canada K2K 1X8
E.W. (Pete) Ellis                         30,000 <F2>   (*)
Harley W. Everett                          7,000 <F3>   (*)
Frank M. Fraser                                  <F1>
Paul O'Neill                                     <F1>
All Directors and Officers             6,646,079 <F4>  66.12
  as a group (5 persons)

* Less than 1%

<FN1>
(1) Includes 543,896 shares of Common Stock which are issuable upon conversion of $585,595 of indebtedness owed Nordion by the Company.
    See "Business - Agreements with MDS Nordion." Messrs. Fraser and O'Neill are designees of Nordion to serve on the Companies Board of Directors. Messers. Fraser and O'Neill own less than 1% each of the Capital Stock of Nordion and they disclaim beneficial ownership of the Common Stock of the Company which Nordion owns or has the right to acquire. Approximately 99% of the outstanding shares of Nordion's common stock is owned by MDS, Inc., a Quebec Corporation, whose shares are traded on the Toronto Stock Exchange.
<FN2>
(3) On November 11, 1996, the Company agreed to issue Mr. Ellis 10,000 shares of Common Stock. Such shares had not been issued as of December 31, 1996. The Company also granted to Mr. Ellis on November 11, 1996 options to purchase 100,000 shares of the Company's Common Stock. The options are exercisable 20,000 shares per year for a period of five years at an exercise price of $1.00 per share.

<FN3>
(4) Includes 5,000 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN4>
(5) Includes shares underlying options which are currently exercisable or exercisable within the next sixty (60) days and shares underlying convertible debt.

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

    (b)    Reports on Form 8-K
           -------------------
         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the thirteenth day of March, 1998.

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

                 Name                       Title                     Date

  /S/  E.W. (Pete) Ellis            Chief Executive Officer     March 13, 1998
---------------------------             and Director
E.W. (Pete) Ellis

  /S/  Harley W. Everett             Chief Financial and        March 13, 1998
---------------------------          Accounting Officer
Harley W. Everett

  /S/  Frank M. Fraser               Director                   March 13, 1998
---------------------------
Frank M. Fraser

  /S/  Paul O'Neill                  Director                   March 13, 1998
---------------------------
Paul O'Neill

  /S/  Geoff Marott                  Director                   March 13, 1998
---------------------------
Geoff Marott

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FINANCIAL STATEMENTS



               Report of Independent Certified Public Accountants

               Financial Statements

               Balance Sheets - December 31, 1997 and 1996

               Statements of Operations - Years Ended December 31, 1997,
                 1996 and 1995 and from December 11, 1985 (Inception) through December 31, 1997

               Statement of Stockholder's Equity - December 11, 1985 (Inception)
                 through December 31, 1997

               Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995 and from December 11, 1985 (Inception) through December 31, 1997

               Notes to Financial Statements

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

       To The Board of Directors
         and Stockholders
       Food Technology Service, Inc.

I have audited the accompanying balance sheets of Food Technology Service, Inc. (a Development Stage Company) as of December 31, 1997 and 1996 and the related statements of operations, Stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Food Technology Service, Inc.
Page 2


I previously audited the balance sheets at years ended December 31, 1985 through 1994 and the related statements of operations, Stockholders' equity, and cash flows for the years then ended (none of which are presented herein) and I expressed a qualified opinion because of the substantial doubt about the Company's ability to continue as a going concern. The cumulative data from December 11, 1985 (inception) through December 31, 1997 appearing on the statements of operations, Stockholders' equity and cash flows has been compiled from such financial statements and the statements presented herein. In my opinion, the cumulative data is fairly stated in all material respects in relation to the financial statements from which it was derived.



                                        JOHN J. FAIRCLOTH, C.P.A.



Tampa, Florida
March 10, 1998


                   FOOD TECHNOLOGY SERVICE, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEETS


                                      December 31,
                                    1996         1997
                                 ----------   ----------

                         ASSETS
Current Assets:
  Cash                              $26,104     $12,231
  Accounts Receivable                40,331      34,745
                                     ------      ------
    Total Current Assets             66,435      46,976

Property and Equipment:

  Building                        2,883,675   2,883,675
  Cobalt                          1,310,272   1,310,272
  Furniture and Equipment         1,650,242   1,654,880
  Less Accumulated Depreciation  (1,657,420) (1,942,276)
                                 ----------- -----------
                                  4,186,769   3,906,551

  Land                              171,654     171,654
                                  ---------   ---------
    Total Property and Equipment  4,358,423   4,078,205


Other Assets                         49,528       5,000
                                  ---------   ---------
    Total Assets                 $4,474,386  $4,130,181
                                 ==========  ==========

                   SEE NOTES TO FINANCIAL STATEMENTS


                        FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEETS


                                     December 31,
                                   1996        1997
                                ---------  ----------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                  101,248     115,611
                                  ---------   ---------
      Total Current Liabilities     101,248     115,611

Financing Agreement and
  Debenture Payable               3,362,229     585,595

Stockholders' Equity:
  Common Stock $.01 Par Value
  Authorized 20,000,000 Shares,
  Outstanding 5,750,284 Shares
  in 1996 and 10,052,216 in 1997     57,503     100,522

  Paid-In Capital                 7,541,312  10,923,339
  Deficit Accumulated During
    Development Stage            (6,587,906) (7,594,886)
                                  ---------   ---------
                                  1,010,909   3,428,975
Commitments and Contingencies
  (Notes B and I)

    Total Liabilities and
      Stockholders' Equity       $4,474,386  $4,130,181


                     SEE NOTES TO FINANCIAL STATEMENTS

                         FOOD TECHNOLOGY SERVICE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                              December 11, 1985
                                                                  (INCEPTION)
                         Year Ended December 31,                     Through
                                                                   December 31,
                            1995           1996           1997         1997
                      ------------   ------------   ------------   ------------
Net Sales                 $272,315       $196,647       $191,291     $1,210,359
                      ------------   ------------   ------------   ------------

Processing Costs           318,357        276,788        241,597      1,776,519

General,
 Administrative
 and Development           507,867        321,786        435,871      4,049,000

Depreciation               328,939        307,927        284,856      1,947,850

Interest Expense          $380,300       $342,934       $291,336     $1,561,684
                      ------------   ------------   ------------   ------------
                        $1,535,463     $1,249,435     $1,253,660     $9,335,053
                      ------------   ------------   ------------   ------------
 Loss from
  Operations            (1,263,148)    (1,052,788)    (1,062,369)    (8,124,694)

Other Income
   (Loss):
 Interest Income               280              5              3        188,897
 Miscellaneous                                                           14,400
 Foreign Exchange          (63,222)         5,497         99,913        431,000
 Equity in
  Net Loss
  of Affiliate              (1,777)       (23,114)       (44,527)      (104,489)
                      ------------   ------------   ------------   ------------

Loss before
  Income Taxes          (1,327,867)    (1,070,400)    (1,006,980)    (7,594,886)

Income Taxes                     0              0              0              0
                      ------------   ------------   ------------   ------------

  Net Loss             ($1,327,867)   ($1,070,400)   ($1,006,980)   ($7,594,886)
                      ------------   ------------   ------------   ------------
Net Loss Per
  Common Share              ($0.38)        ($0.22)        ($0.16)        ($1.23)
                      -------------  -------------  ------------   ------------

                               SEE NOTES TO FINANCIAL STATEMENTS


                         FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common     Paid-In
                                             Stock      Capital     Deficit
                                           ----------  ----------  ----------
December 11, 1985 (Inception)
  to December 31, 1993):
  Sale of 2,035,000 Shares of Stock
    in January 1986 for $37,435 in
    Cash, $36,000 in Notes and for
    Services                                  $20,350     $58,120

  Sale of 77,000 Shares of Stock in
    January and February 1986 for
    $192,500 in Cash                              770     191,730

  Purchase of 8,000 Shares of Stock
    for $20,000                                   (80)    (19,920)

  Sale of 69,000 Shares of Stock
    for $690 to Investors who
    Previously Purchased Stock
    for $2.50 per Share                           690

  Surrender of 338,500 Shares by
    Founding Shareholders for No
    Compensation                               (3,385)      3,385

  Sale of 451,500 Shares of Stock
    for $1,354,500 in Cash and
    Notes in 1989                               4,515   1,349,985

  Sale of 483,321 Shares of Stock for
    $2,166,508 in Cash in 1990                  4,833   2,161,675
  Offering Cost to Sell Stock                            (422,460)

  Sale of 228,474 Shares of Stock for
    $1,440,825 in Cash and Services
    in 1992 and 1993                            2,285   1,438,540
  Offering Cost to Sell Stock                             (50,250)

  Net Loss, December 11, 1985
    (Inception) to December 31, 1993                               (2,948,576)
                                          ------------------------------------
Balance, December 31, 1993                    $29,978  $4,710,805 ($2,948,576)

                      SEE NOTES TO FINANCIAL STATEMENTS


                       FOOD TECHNOLOGY SERVICE, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF STOCKHOLDERS' EQUITY
                               (CONTINUED)

                                             Common     Paid-In
                                             Stock      Capital     Deficit
  Sale of 37,808 Shares of Stock
    for $214,850 in Cash and Services             378     214,472

   Issuance of 17,416 Shares of Stock
     for Stock in Nations Pride                   174     104,320

  Net Loss for Year                                                (1,241,063)
                                          ------------------------------------
Balance, December 31, 1994                     30,530   5,029,597  (4,189,639)

  Sale of 733,659 Shares of Stock
    for $591,401 in Cash and Services           7,337     584,064

  Offering Cost to Sell Stock                             (25,500)

  Exchange of 612,945 shares for $892,257
    of Debt and Accrued Interest                6,129     886,128

  Net Loss for Year                                                (1,327,867)
                                          ------------------------------------
Balance, December 31, 1995                     43,996   6,474,289  (5,517,506)

  Sale of 517,531 Shares of Stock
    for $414,025 in Cash                        5,175     408,850

  Exchange of 833,130 shares for $666,505
    of Debt and Accrued Interest                8,332     658,173

  Net Loss for Year                                                (1,070,400)
                                          ------------------------------------
Balance, December 31, 1996                    $57,503  $7,541,312 ($6,587,906)

  Sale of 399,102 Shares of Stock
    for $302,781 in Cash and Services           3,991     298,790

  Exchange of 3,902,830 shares for $3,122,265
    of Debt and Accrued Interest               39,028   3,083,237

  Net Loss for Year                                                (1,006,980)
                                          -------------------------------------
Balance, December 31, 1997                   $100,522 $10,923,339 ($7,594,886)
                                          =====================================

                              SEE NOTES TO FINANCIAL STATEMENTS


                    FOOD TECHNOLOGY SERVICE, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF CASH FLOWS

                                                      December 11,
                                                         1985
                                                       (Inception)
                              Year Ended               Through
                              December 31,             December 31,
                       1995        1996        1997      1997
                   ----------   ---------   ---------   ----------
Cash Flows from
  Operations:
  Cash Received from
  Customers            $289,021    $201,548    $193,698  $1,178,686
  Interest Received         280           5           3     188,897
  Interest Paid          (7,825)     (6,429)       (793)    (15,047)
  Cash Paid for
  Operating Expenses   (912,582)   (591,336)   (624,924) (5,411,316)
                    ------------   ---------   ---------  ----------
                       (631,106)   (396,212)   (432,016) (4,058,780)
Cash Flows from
  Investing:
  Land Acquisition                                         (171,654)
  Construction in
    Progress                                             (2,663,116)
  Deposits                3,920                              (5,000)
  Collection of
    Notes Receivable                                        489,300
  Purchase of Equipment  (1,199)                 (4,638) (3,204,663)
  Sale of Equipment      10,500                              10,500
                     -----------   ----------   --------  ----------
                         13,221                  (4,638) (5,544,633)
Cash Flows from
Financing Activities:
  Proceeds from Sale
    of Common Stock     562,021     414,025      267,781  5,958,135
  Offering Costs        (11,250)                           (483,959)
  Proceeds from
    Borrowing           121,500                  155,000  4,213,918
  Payment of Loans      (52,450)                            (52,450)
  Purchase of Common
    Stock                                                   (20,000)
                    ------------   ---------   ---------  ----------
                        619,821     414,025      422,781  9,615,644

Net Increase
 (Decrease) in Cash       1,936      17,813      (13,873)    12,231

Cash at Beginning
  of Year                 6,355       8,291       26,104
                    ------------   --------   ----------  ----------

Cash at End of Year      $8,291     $26,104      $12,231     $12,231
                    ============   ========   ==========  ==========
                    SEE NOTES TO FINANCIAL STATEMENTS

                    FOOD TECHNOLOGY SERVICE, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF CASH FLOWS
                         (CONTINUED)

                                                       December 11, 1985
                                                       (Inception)
                                Year Ended               Through
                                December 31,            December 31,
                       1995       1996         1997        1997
                    ---------   ---------   ----------   ----------
Reconciliation of
  Net Loss to Net
  Cash Used by
  Operations:
  Net Loss          ($1,327,867)($1,070,400)($1,006,980)($7,594,886)

Adjustments to
  Reconcile Net Loss
  to Cash Used:
  Depreciation          328,939     307,927     284,856   1,947,850
  Loss on Sale
    of Equipment          2,877                               2,877
  Imputed Interest
    on Financing
    Agreement                                               432,199
  Foreign Exchange
    (Gain) Loss          63,222      (5,497)    (99,913)   (431,000)
  (Increase)
    Decrease in
    Receivables          16,706      13,051       5,586     (34,744)
  Increase
    (Decrease) in
    Payables and
    Accruals           (208,800)       (912)     62,643     163,890
  Value Ascribed to
    Stock Issued for
    Services and
    Interest            492,040     336,505     277,265   1,350,545
  Equity in Net Loss
    of Affiliate          1,777      23,114      44,527     104,489
                        -------     -------     -------   ---------
Net Cash Used by
Operating Activities  ($631,106)  ($396,212)  ($432,016)($4,058,780)
                      ==========   =========   ========  ===========

Supplemental schedule of noncash investing and financing activities.

In 1991 and 1992 the Company purchased $2,800,383 of equipment and cobalt under the terms of a financing agreement for $2,400,383 and $400,000 in cash (Notes C and D).

During 1995, 1996 and 1997 the Company issued common stock for debt in the amounts of $65,000, $330,000 and $2,880,000 respectively (Note F).
[FN]               SEE NOTES TO FINANCIAL STATEMENTS

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


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

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


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

The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as of January 1, 1996. This Statement had no impact on the Company's 1996 or 1997 results of operations or financial position.


7.  Foreign Exchange

Debt payable in Canadian currency has been translated at the Exchange Rates in effect at the Balance Sheet dates and any gain or loss has been included in results of operations.


8.  Offering Costs

Costs incurred with the offering of securities have been charged to equity.


9.  Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share are not presented because the result of using common stock equivalents in the computation is antidilutive.

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


Note B - The Company as a Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage and has not received significant revenues and has incurred significant expenses to further this development.

Anticipated revenues from operations for 1998 are not expected to cover operating costs. Accordingly, additional funds must be raised to continue operations.

Management is of the opinion that the Company will continue operations through December 31, 1998 based on the following plans:

The Company's supplier (Notes C and D) and major creditor, MDS Nordion, has indicated that it will continue to fund operations and convert debt and interest to equity pending necessary approvals from Governmental agencies. However, there is no assurance that it will do so.

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

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


Note D - Financing Agreement and Debenture Payable:

Financing agreement to supplier for $546,791 (Canadian)
$382,316 (U.S.) due January 4, 1999 plus interest at
1% over prime.                                               $382,317

Cash advances from supplier made during 1997 over prime        155,000

Accrued interest                                               48,278
                                                           ----------

                                                             $585,595
                                                           ==========

All interest accrued through September 30, 1997 has been converted into common stock of the Company (Note F).

The financing agreement is payable in Canadian currency. Accordingly, future fluctuations in exchange rates will effect the balance due in U.S. dollars resulting in foreign exchange gains or losses.

On November 23, 1994 the supplier agreed to extend the due date of the debt to January 4, 1996. As part of the consideration for extending the due date, the holder could, at any time, convert all or any portion of the debt at a lower of $4.05 per share, or the then current market price. In early 1996, the supplier further agreed to extend the due date of the debt to January 4, 1997 and the conversion price was changed to the lower of $.80 or the then current market price. On December 12, 1997 the supplier agreed to further extend the due date of the debt to January 4, 1999.

Cash advances made during 1997 are convertible into common stock of the Company at 70% of the market value at the date of conversion.

All sums advanced by the supplier, including accrued interest are collateralized by all assets of the Company.

Note E - Income Taxes:

The Company has unused operating loss carryforwards available at December 31, 1997 of $7,526,483 for tax purposes and $7,588,306 for financial reporting purposes. The loss carryforwards expire as follows:

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


Note E - Income Taxes (continued):

                                                      Amount
                              Year              Tax             Book
                              ----           ---------       --------
                              2001             $28,141        $28,141
                              2002              45,859         45,859
                              2003              73,687         73,687
                              2004              23,345         23,345
                              2005              77,909         77,909
                              2006             400,332        400,332
                              2007           1,352,015      1,352,015
                              2008           1,297,455        943,455
                              2009           1,239,590      1,239,696
                              2010           1,262,386      1,327,867
                              2011           1,052,783      1,070,000
                              2012             672,931      1,006,000
                                             ---------     ----------
                                            $7,526,433     $7,588,306
                                            ==========     ==========


Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 1996 and 1997 were as follows:

                                                  1996          1997

     Net operating loss carry forwards        $2,435,453    $2,843,730

     Foreign exchange                           (123,482)      (10,068)

     Equity in loss of affiliate                  22,186
                                              -----------    ----------

               Net deferred tax assets         2,334,157     2,833,662

               Less - Reserve                 (2,334,157)   (2,833,662)
                                              -----------    ----------
                                              $    -0-      $    -0-
                                              ===========    ==========

The net deferred tax assets have been fully reserved because there is less than a 50% change that they will be utilized.

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


Note F - Stock Offerings:

During 1995, the Company received $562,021 from the sale of 718,034 shares of its unregistered common stock for $.45-$2.85 per share. In addition, 628,570 unregistered shares were issued for interest, debt, commissions and services as follows:

                              Number      Price Per                Charged
                            of Shares       Share     Amount         To

Loans from Officers and
 Directors                   100,520      $2.85      $286,482   Loans Payable
                              79,835      $0.80        63,868   Loans Payable

Supplier for Interest on
 Financing Agreement         351,340   $.80-$1.69     476,909 Accrued Interest

Supplier for Principal on
 Financing Agreement          81,250      $0.80        65,000     Financing
                                                                  Agreement
                                                                   Payable

President for Services        10,625   $.95-$2.75      15,130     Operations

Stock Sale Commissions         5,000       $2.85       14,250       Equity
                             -------                  -------
           Total             628,570                  921,639
                             =======                  =======

During 1996, the Company received 1,350,661 of its unregistered common shares at $.80 per share to its Cobalt supplier for $414,025 cash, $336,505 accrued interest and $330,000 debt.

During 1997 the Company issued 4,221,932 of its unregistered common shares at $.80 per share to its Cobalt supplier for $255,281 cash, $242,265 accrued interest and $2,880,000 debt. In addition 70,000 shares were issued for services and $35,000 was charged to operations. Also the shareholders approved an increase in the number of authorized shares from 10 to 20 million to facilitate these transactions.

All shares issued for services have been ascribed the market value on the dates they were earned.

                          FOOD TECHNOLOGY SERVICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



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

On November 11, 1996 the Company agreed to issue its President 10,000 shares. The Company also granted to him options to purchase up to 20,000 shares of stock per year at $1.00 per share during the five year period ending December 8
 2001.

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

                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


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

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was implemented in January, 1996. As permitted by the Standard, the Company retained its prior method of accounting for stock compensation. If the accounting provisions of Statement No. 123 had been adopted, the net impact on the 1997, 1996 and 1995 income would not have been material.

Changes that occurred in options and warrants outstanding in 1997, 1996, and 19954 are summarized below:


                     1997               1996              1995
                               Avg                Avg                Avg
                             Exercise           Exercise           Exercise
                    Shares    Price    Shares    Price    Shares    Price

Outstanding at
beginning of year   285,500   $5.86    193,000   $8.49    235,000   $7.97

Granted                                100,000   $1.00

Exercised

Expired/canceled    (12,500)  $8.75     (7,500)  $8.75    (42,000)  $5.56
                    --------           --------           --------

Outstanding at
end of year          273,000  $5.73    285,500   $5.86    193,000   $8.49

Exercisable at
end of year          193,00   $7.69    176,950   $8.47    174,400   $8.46
                     =======           =======            =======

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


Note H - Related Party Transactions:

The Company's supplier of Cobalt and holder of long-term debt. MDS Nordion can significantly influence the Company's operating policies and is, therefore, considered a related party. See Notes C and D for purchases of Cobalt and related debt and financing. Also see Note F for stock offerings for debt, interest and cash.

On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 200,000 curies were returned, leaving approximately 2,400,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations; however, such cobalt has not been needed because of low processing volume due to the lack of necessary FDA approvals and marketing demand. Due to the physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $300,000, $260,000 and $230,000 for the years ended December 31, 1995, 1996 and
1997, respectively (approximately $1,630,000 from inception through December 31
1997). The net losses for such periods would have been $1,627,867, $1,330,400 and $1,236,981, respectively ($9,224,887 from inception through December 31, 1997). At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.

Note I - Commitments and Contingencies

The Company has entered into a marketing agreement with a poultry distributor to provide the function of procurement, distribution, marketing, sale and promotion of irradiated poultry for the period February 1, 1997 to July 31, 1998. During 1997, under the terms of the agreement the Company sold the distributor 10,000 shares of common stock for $12,500 cash and issued an additional 50,000 shares for services. The Company also agreed to issue an additional 100,000 shares for services and 100,000 shares for $1 per share if certain sales goals are met during the agreement period. Such goals have not been met to date. If the agreement is renewed the Company has agreed to issue the distributor an option to purchase 1,000,000 shares of common stock at a price not to exceed 60% of the July 31, 1998 market price.