Form 10-Q
period 1998-03-31
FOOD TECHNOLOGY SERVICE INC
filed 1998-05-07
CIK 868267

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 1998    Commission File Number 0-19047
                           --------------

INCORPORATED IN FLORIDA                  IRS IDENTIFICATION NO. 59-2618503

                       FOOD TECHNOLOGY SERVICE, INC.
                 502 Prairie Mine Road, Mulberry, FL 33860
                              (941) 425-0039



     "Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report
required to be filed.   Yes X .  No   ."
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                                       Outstanding as of March 31,

      Class                            1997                  1998
      -----                            ----                  ----
Common Stock $.01 Par Value        6,194,709 Shares      10,075,549 Shares

                        FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)

                        (A Development Stage Company)




                              BALANCE SHEET

                                                   MARCH 31,   DECEMBER 31,
                                                      1998         1997
                                                      ----         ----
                                                   (unaudited)       *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $     5,210  $    12,231
  Accounts Receivable                                  42,039       34,745
  Advance Payments                                        600            0
                                                   ----------   ----------
     Total Current Assets                              47,849       46,976
Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,654,880    1,654,880
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,011,755)  (1,942,276)
                                                   ----------   ----------
                                                    3,837,072    3,906,551

Land                                                  171,654      171,654
Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
                                                        5,000        5,000

Total Assets                                      $ 4,061,575  $ 4,130,181
                                                  ===========   ==========

      LIABILITIES AND STOCKHOLDERS EQUITY
      -----------------------------------

Current Liabilities:
  Accounts Payable                                $    47,381  $   115,611

  Payroll Taxes                                         3,285            0
                                                   ----------   ----------
     Total Current Liabilities                         50,666      115,611

Financing Agreement and Debenture Payable             721,024      585,595


Stockholders' Equity:

  Common Stock $.01 par value,
  200,000,000 shares authorized

  10,075,549 shares 1998                              100,755

  10,052,216 shares 1997                                           100,522
  Paid in Capital                                  10,953,106   10,923,339
  Deficit Accumulated During Development           (7,763,976)  (7,594,886)
                                                   ----------   ----------
                                                    3,289,885    3,428,975

Total Liabilities and Stockholders' Equity        $ 4,061,575  $ 4,130,181
                                                   ==========   ==========

 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.

                         (Formerly Vindicator, Inc.)

                         (A Development Stage Company)


                           STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED MARCH 31,

                                    December 11, 1985
                                   (Inception) Through
                                      March 31, 1998    1998         1997
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)   (unaudited)

Net Sales                            $  1,271,255   $   60,896  $   36,742
       Processing Costs:                1,845,386       68,867      53,568
                                        ---------    ---------   ---------
          Profit (Loss) from Operations  (574,131)     ( 7,971)    (16,826)

General Administrative and Development  4,128,628       79,628      67,969
Depreciation                            2,017,330       69,480      72,711
Interest Expense                        1,573,696       12,012      88,259
                                        ---------    ---------   ---------

Profit (Loss)                          (8,293,785)    (169,091)   (245,765)

Other Income (Expense):
       Foreign Exchange Gain              431,000            0           0
       Interest Income                    188,897            0           1
       Other                              (90,089)           0         (30)
                                        ---------    ---------   ---------
Loss Before Income Taxes               (7,763,977)    (169,091)   (245,794)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (7,763,977)  $ (169,091) $ (245,794)
                                        =========    =========   =========
Net Loss per Common Share            $      (0.77)  $    (0.02) $    (0.04)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.



                         FOOD TECHNOLOGY SERVICE, INC.

                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                                   December 11, 1985   Three Months   Three Months
                                  (Inception) Through     Ended          Ended
                                    March 31, 1998     March 31, 1998  March 31, 1997
                                   ------------------  --------------  --------------
                                      (unaudited)       (unaudited)     (unaudited)
Cash Flows from Operations:
     Sales Income Received           $ 1,231,688      $    53,002      $    34,083
     Interest Received                   188,897                0                1
     Interest Paid                      ( 16,629)               0                0
     Cash Paid for Operating

     Expenses                         (5,624,759)        (215,024)        (116,249)
                                       ==========       ==========       ==========
                                      (4,220,803)        (162,022)         (82,165)

Cash Flows from Investing:
     Property & Equipment Purchase    (6,039,433)               0          ( 2,821)
     Deposits                             (5,000)               0                0
     Collection of Notes Receivable      489,300                0                0
     Sale of Equipment                    10,500                0                0
                                       ----------       ----------       ----------
                                      (5,544,633)               0          ( 2,821)
Cash Flows from Financing Activities:
     Proceeds from Sale of Common
     Stock                             5,988,135           30,000           73,500
     Offering Cost                      (483,959)               0                0
     Short Term Loan                     (52,450)               0                0
     Financing Agreement               4,338,918          125,000                0
     Purchase of Common Stock            (20,000)               0                0
                                       ----------       ----------       ----------
                                       9,770,644          155,000           73,500

Net Increase (Decrease) in Cash            5,209          ( 7,022)         (11,486)

Cash at Beginning of Period                    0           12,231           26,104
                                       ----------       ----------       ----------

Cash at End of Period                $     5,209      $     5,209      $    14,618

                                      ==========       ==========       ==========
___________________________________________________________________________________

Reconciliation of Net Loss to Net
Cash
     Net Loss                       $ (7,763,977)     $  (169,091)     $  (245,794)
Adjustments to Reconcile Net Loss to
Cash Used:
     Imputed Interest on Finance
     Agreement                           442,629           10,430                0
     Depreciation                      2,017,329           69,479           72,711
     Foreign Exchange (Gain) Loss       (431,000)               0                0
     (Increase) Decrease in
     Receivables                         (42,639)          (7,894)          (2,659)
     Increase (Decrease) in Payables      98,944          (64,946)         (68,463)
     Equity in Net (Gain) Loss of
     Affiliate                           104,489                0                0
     Value of Stock Issued for
     Services & Int.                   1,350,545                0          162,040
     (Gain) Loss on Sale of
     Equipment                             2,877                0                0
                                       ----------       ----------       ----------
Net Cash Used by Operating
Activities                         $  (4,220,803)      $ (162,022)      $  (82,165)
                                       ==========       ==========       ==========

                        FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31,

                                            Common Stock   Paid-In Capital    Deficit
                                            ------------   ---------------    -------
   1997 (unaudited)
   ----
Balance, January 1, 1997                   $   57,503      $ 7,541,312    $(6,587,906)

Sale of 444,425 Shares of Stock
   for $355,540                                 4,444          351,096              0

Offering Cost to Sell Stock                         0                0              0

Net Loss for Period                                 0                0       (245,793)
                                            ----------      -----------    -----------

Balance, March 31, 1997                    $   61,947      $ 7,892,408    $(6,833,699)
                                            ==========       ==========    ===========


___________________________________________________________________


   1998(unaudited)
   ----
Balance, January 1, 1998                    $ 100,522      $10,923,339    $(7,594,886)

Sale of 23,333 Shares of Stock
   for $30,000                                    233           29,767              0

Net Loss for Period                                 0                0       (169,091)

                                            ----------       ----------    -----------


Balance, March 31, 1998                     $ 100,755      $10,953,106    $(7,763,977)
                                            ==========      ===========    ===========



(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31 of each year: 6,194,709 (1997) and 10,075,549 (1998).


(b) The foregoing information is unaudited, but, in the opinion of

    Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements


Operations
----------


Results for the first quarter were up over the same period last year; sales of $60,896 vs. $36,742, an increase of $24,154 while losses for the period were reduced to $169,091 compared to $245,794 for the first quarter last year. Management expects this trend line of increased sales to continue the remainder of fiscal year 1998.

Management believes that while the Company awaits final action by the USDA to publish regulations for the inspection and operation of an irradiator for the Red Meat industry, the Food Industry continues to experience safety issues that can be resolved by wise use of gamma irradiation. Management expects the USDA to complete these regulations by late 1998.

Once the USDA regulations are published for Red Meat, Management will continue to work with the Food Industry, Public Health Officials and Government to educate the consumer about the benefits of irradiated food products. The Government and the food industry has realized that food safety is an issue that needs improvement and we fully expect to participate and capitalize on the opportunity in the market place


Liquidity and Capital Resources


As the March 31, 1998, the Company has cash on hand of $5,210 and accounts receivable of $42,039. During the first quarter the companies cash requirements were met by advances from MDS Nordion. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until government agencies permit us to irradiate meat, poultry and shellfish.

                               OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 1998                FOOD TECHNOLOGY SERVICE, INC.

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