Form 10-Q
period 1998-06-30
FOOD TECHNOLOGY SERVICE INC
filed 1998-07-20
CIK 868267

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months Ended      June 30, 1998    Commission File Number 0-19047

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                                       Outstanding as of June 30,

      Class                            1997                  1998
      -----                            ----                  ----
Common Stock $.01 Par Value        6,360,962 Shares      10,075,549 Shares

                        FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                               BALANCE SHEET
                                                     JUNE 30,     DECEMBER 31,
                                                      1998            1997
                                                      ----            ----
                                                    (unaudited)         *
                     ASSETS
                     ------

Current Assets:
  Cash                                           $     31,994 $     12,231
  Accounts Receivable                                  98,300       30,330
  Advance Payments                                      5,290        4,415
                                                   ----------   ----------
     Total Current Assets                             135,584       46,976

Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,659,150    1,654,880
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,080,707)  (1,942,276)
                                                   ----------   ----------
                                                    3,772,390    3,906,551

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000

Total Assets                                     $  4,084,628 $  4,130,181
                                                   ==========   ==========
      LIABILITIES AND STOCKHOLDERS EQUITY
      -----------------------------------

Current Liabilities:
  Accounts Payable                               $     62,902 $    114,504
  Payroll Taxes                                         1,110        1,107
                                                    ---------    ---------
     Total Current Liabilities                         64,012      115,611

Financing Agreement and Debenture Payable             835,257      585,595

Stockholders' Equity:
  Common Stock $.01 par value, 20,000,000 shares
  authorized
  10,075,549 shares 1998                              100,755
  10,052,216 shares 1997                                           100,522
  Paid in Capital                                  10,953,106   10,923,339
  Deficit Accumulated During Development           (7,868,502)  (7,594,886)
                                                   ----------   ----------
                                                    3,185,359    3,428,975

Total Liabilities and Stockholders' Equity       $  4,084,628 $  4,130,181
                                                   ==========   ==========

  * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED JUNE 30,


                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 1998    1998         1997
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)   unaudited)
Net Sales                            $  1,457,243  $   185,988 $    53,485
       Processing Costs:                1,904,719       63,363      54,602
                                        ---------       ------      ------
          Profit (Loss) from Operations  (447,476)     122,625      (1,117)

General Administrative and Development  4,272,358      139,676      69,767
Depreciation                            2,086,281       68,952      71,962
Interest Expense                        1,592,197       18,501      77,003
                                        ---------       ------      ------

Profit (Loss)                          (8,398,312)    (104,504)   (219,849)

Other Income (Expense):
       Foreign Exchange Gain              431,000            0           0
       Interest Income                    188,898            1           0
       Other                              (90,089)           0           0
                                           ------      -------    --------
Loss Before Income Taxes               (7,868,503)    (104,503)   (219,849)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (7,868,503)  $ (104,503) $ (219,849)
                                        =========    =========   =========
Net Loss per Common Share            $      (0.78)  $    (0.01) $    (0.03)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,


                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 1998     1998         1997
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)    (unaudited)

Net Sales                            $  1,457,243  $   246,884 $    90,228
       Processing Costs:                1,904,719      128,200     109,581
                                        ---------    ---------   ---------
          Profit (Loss) from Operations  (447,476)     118,684     (19,353)

General Administrative and Development  4,272,358      223,358     136,440
Depreciation                            2,086,281      138,431     144,673
Interest Expense                        1,592,197       30,513     165,261
                                        ---------    ---------   ---------

Profit (Loss)                          (8,398,312)    (273,618)   (465,728)

Other Income (Expense):
       Foreign Exchange Gain              431,000            0           0
       Interest Income                    188,898            1           1
       Other                              (90,089)           0           0
                                        ---------    ---------   ---------
Loss Before Income Taxes               (7,868,503)    (273,617)   (465,727)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (7,868,503)  $ (273,617) $ (465,727)
                                        =========    =========   =========
Net Loss per Common Share            $      (0.78)  $    (0.03) $    (0.07)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                   December 11, 1985    Six Months       Six Months
                                  (Inception) Through     Ended            Ended
                                    June 30, 1998      June 30, 1998   June 30, 1997
                                   ------------------  --------------  --------------
                                      (unaudited)       (unaudited)     (unaudited)
Cash Flows from Operations:
     Sales Income Received           $ 1,356,724      $   178,038      $    87,249
     Interest Received                   188,898                1                1
     Cash Paid for Operating Expenses (5,831,102)        (404,739)        (230,309)
                                       =========        =========        =========
                                      (4,285,480)        (226,700)        (143,059)

Cash Flows from Investing:
     Property & Equipment Purchase    (6,043,703)          (4,270)          (2,821)
     Deposits                             (5,000)               0                0
     Collection of Notes Receivable      489,300                0                0
     Sale of Equipment                    10,500                0                0
                                       ---------        ---------        ---------
                                      (5,548,903)          (4,270)          (2,821)

Cash Flows from Financing Activities:
     Proceeds from Sale of Common
     Stock                             5,988,135           30,000          134,000
     Offering Cost                      (483,959)               0                0
     Short Term Loan                     (52,450)               0                0
     Financing Agreement               4,434,650          220,732                0
     Purchase of Common Stock            (20,000)               0                0
                                       ---------        ---------        ---------
                                       9,866,376          250,732          134,000

Net Increase (Decrease) in Cash           31,994           19,763          (11,880)
Cash at Beginning of Period                    0           12,231           26,104
                                       ---------        ---------        ---------
Cash at End of Period                $    31,994      $    31,994      $    14,224
                                       =========        =========        =========
___________________________________________________________________________________

Reconciliation of Net Loss to Net Cash
     Net Loss                        $(7,868,503)     $  (273,617)     $  (465,727)

Adjustments to Reconcile Net Loss to Cash Used:
     Imputed Interest on Finance
     Agreement                           461,130           28,931                0
     Depreciation                      2,086,281          138,431          144,673
     Foreign Exchange (Gain) Loss       (431,000)
     (Increase) Decrease in Receivables (103,590)         (68,846)          (2,979)
     Increase (Decrease) in Payables     112,291          (51,599)         (58,069)
     Equity in Net (Gain) Loss of
     Affiliate                           104,489
     Value of Stock Issued for
     Services & Int.                   1,350,545                0          239,043
     (Gain) Loss on Sale of
     Equipment                             2,877
                                       ---------        ---------        ---------
Net Cash Used by Operating
Activities                           $(4,285,480)      $ (226,700)      $ (143,059)
                                       =========        =========        =========

                     STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                           Common Stock   Paid-In Capital    Deficit
                                           ------------   ---------------   ---------
   1997 (unaudited)
   ----
Balance, January 1, 1997                    $  57,503      $  7,541,312   $(6,587,906)

Sale of 610,678 (1) Shares of Stock
   for $493,043                                 6,107           486,936

Offering Cost to Sell Stock

Net Loss for Period                                                          (465,727)
                                             ---------        ---------     ---------

Balance, June 30, 1997                     $   63,610      $  8,028,248   $(7,053,633)
                                            =========         =========     =========


          ___________________________________________________________________

   1998 (unaudited)
   ----
Balance, January 1, 1998                   $  100,522      $ 10,923,339   $(7,594,886)

Sale of 23,333 Shares of Stock
   for $30,000                                    233            29,767

Offering Cost to Sell Stock

Net Loss for Period                                                          (273,617)
                                            ---------        ----------    ----------

Balance, June 30, 1998                     $  100,755       $10,953,106   $(7,868,503)
                                            =========        ==========    ==========

(1) 150,000 Shares Issued in Exchange for a Reduction in Debt



(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30 of each year: 6,360,962 (1997) and 10,075,549 (1998).


(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements

Operations

The Company's revenues for the first six months of fiscal year 1998 were $246,884 compared to $90,228 for the same period a year ago; an increase of $156,656. The revenues for the second quarter were much improved over the first quarter due to a new customer for irradiation services; although the revenues may not continue at the same level during the second half of the current fiscal year.

Packaging and labeling for the Nations Pride brand of Individually Quick Frozen poultry is completed and a roll out of this product will take place during the second half of fiscal 1998. The Company is looking forward to irradiated poultry paving the way for more items for the consumer of irradiated products.

Management is looking forward to the U.S.D.A. publishing the final regulations for red meat. If this happens during the second half of the current fiscal year, the Company should be ready to process red meat early in 1999.


Liquidity and Capital Resources
-------------------------------

As of June 30, 1998, the Company had cash on hand of $31,994 and accounts receivable of $98,300.

During the first half of 1998 Nordion continued to provide for the Company's cash requirements by advancing the Company an additional $221,000.

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

Date: July 20, 1998               FOOD TECHNOLOGY SERVICE, INC.

                                     /S/ E. W. (Pete) Ellis
                                  ---------------------------------
                                  E.W. (Pete) Ellis, President and
                                  Chief Executive Officer


                                     /S/ Dana S. Carpenter
                                  -----------------------------------------
-
                                  Dana S. Carpenter, Asst. Corporate Secretary