Form 10-Q
period 1998-09-30
FOOD TECHNOLOGY SERVICE INC
filed 1998-10-22
CIK 868267

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 1998   Commission File Number  0-19047

INCORPORATED IN FLORIDA                     IRS IDENTIFICATION NO.  59-2618503

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


"Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."



                                     Outstanding as of September 30,
Class                                   1997                  1998
-----                                  ------                ------
Common Stock, $.01 Par Value       6,777,215 Shares     10,075,549 Shares

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)


                                    BALANCE SHEET
                                          SEPTEMBER 30,          DECEMBER 31,
                                            1998                    1997
                                          (unaudited)                *
                                         ------------             -----------
                    ASSETS

Current Assets:
  Cash                                     $    50,982        $     12,231
  Accounts Receivable                           38,411              30,330
  Advance Payments                                 500               4,415
                                            ----------          ----------
Total Current Assets                            89,893              46,976

Property and Equipment:
  Cobalt                                     1,310,272           1,310,272
  Furniture and Equipment                    1,659,149           1,654,880
  Building                                   2,883,675           2,883,675
  Less Accumulated Depreciation             (2,149,024)         (1,942,276)
                                            ----------          ----------
Total Property and Equipment                 3,704,072           3,906,551

Land                                           171,654             171,654

Other Assets:
  Deposits                                       5,000               5,000
                                            ----------          ----------
TOTAL ASSETS                                $3,970,619         $ 4,130,181
                                            ==========          ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                          $   69,466        $    114,504
  Payroll Taxes                                  1,221               1,107
                                            ----------          ----------
Total Current Liabilities                       70,687             115,611

Financing Agreement and Debenture Payable      855,273             585,595

Stockholders' Equity:
  Common Stock $.01 par value,
  20,000,000 shares authorized
  10,075,549 shares 1998                       100,755
  6,777,215 shares 1997                                            100,522
  Paid in Capital                           10,953,106          10,923,339
  Deficit Accumulated During Development    (8,009,202)         (7,594,886)
                                            ----------          ----------
                                             3,044,659           3,428,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $3,970,619         $ 4,130,181
                                            ==========         ===========


* Condensed from audited financial statements

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS


                                      December 11, 1985      For the Quarter
                                     (Inception) Through    Ended September 30,
                                     September 30, 1998     1998         1997
                                         (unaudited)    (unaudited)  (unaudited)
                                       ----------------  ----------   ---------

Net Sales                                 $ 1,648,996   $ 191,753     $  49,260
Operating Expenses:                         2,006,548     101,829        58,541
                                            ---------    ---------      --------
         Income (Loss) from Operations       (357,552)     89,924       ( 9,281)

General Administrative and Development      4,410,396     138,038       138,760
Depreciation                                2,154,598      68,317        70,874
Interest Expense                            1,612,348      20,151        77,003
                                            ---------     -------       -------

Net Loss Before Income Taxes               (8,534,894)   (136,582)     (295,918)

Other Income (Expense):
  Foreign Exchange Gain                       431,000
  Interest Income                             188,898
  Other                                       (90,089)
                                            ----------   ---------     --------

Loss Before Income Taxes                   (8,005,085)   (136,582)     (295,917)

Income Taxes
                                            ----------   ---------     --------
Net Loss                                  $(8,005,085)  $(136,582)    $(295,917)

Net Loss per Common Share                 $      (.79)  $    (.01)    $    (.04)



NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.


The results of operations for the three month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.)
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                                                           For the Nine Month
                                     December 11, 1985       Period Ended
                                    (Inception) Through      September 30,
                                     September 30, 1998    1998         1997
                                         (unaudited)   (unaudited)  (unaudited)
                                     ----------------    ----------   ---------


Net Sales                                $  1,648,996   $ 438,637     $ 139,458
  Operating Expenses:                       2,006,548     228,730       162,507
                                            ---------    --------      --------
    Income (Loss) from Operations            (357,552)    209,907       (23,049)

General Administrative and Development      4,410,396     366,777       280,821

Depreciation                                2,154,598     206,748       214,688

Interest Expense                            1,612,348      50,664       242,264
                                            ---------    --------      --------

Net Loss Before Income Taxes               (8,534,894)   (414,282)     (760,822)

Other Income (Expense):
  Foreign Exchange Gain                       431,000
  Interest Income                             188,898                         3
  Other                                       (90,089)
                                            ----------   ---------     --------

Loss Before Income Taxes                   (8,005,085)   (414,280)     (760,819)

Income Taxes

Net Loss                                 $ (8,005,085)  $(414,280)   $ (760,819)

Net Loss per Common Share                $       (.79)  $    (.04)   $     (.11)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS

                                      December 11, 1985    Nine Months Ended
                                     (Inception) Through     September 30,
                                     September 30, 1998    1998         1997
                                         (unaudited)   (unaudited)  (unaudited)
                                     ----------------    ----------  ---------
Cash Flows from Operations:
  Sales Income Received                   $ 1,613,157   $ 434,471   $ 134,064
  Interest Received                           188,898                       3
  Cash Paid for Operating Expenses         (6,068,546)   (642,183)   (385,399)
                                           -----------   ---------   ---------
                                           (4,266,491)   (207,711)   (251,332)

Cash Flows from Investing:
  Property & Equipment Purchase            (6,043,703)     (4,270)     (4,221)
  Deposits                                     (5,000)
  Collection of Notes Receivable              489,300
  Sale of Equipment                            10,500
                                           -----------   --------     -------
                                           (5,548,903)     (4,270)     (4,221)

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock        5,988,135      30,000     234,000
  Offering Cost                              (483,959)
  Short Term Loan                             (52,450)
  Financing Agreement                       4,434,650     220,732
  Purchase of Common Stock                    (20,000)
                                            ----------   --------     -------
                                            9,866,376     250,732     234,000

Net Increase (Decrease) in Cash                50,982      38,751     (21,553)

Cash at Beginning of Period                                12,231      26,104
                                            ---------   ---------   ---------
Cash at End of Period                     $    50,982   $  50,982   $   4,551
               ___________________________________________________

Reconciliation of Net Loss to Net Cash

Net Loss                                  $(8,005,085)  $(414,280)  $(760,819)

Adjustments to Reconcile Net Loss to Cash Used:
  Imputed Interest on Finance Agreement       481,146      48,947
  Depreciation                              2,154,598     206,748     214,688
  Foreign Exchange Gain                      (431,000)
  (Increase) Decrease in Receivables          (38,910)     (4,166)     (5,394)
  Increase (Decrease) in Payables             114,849     (44,960)    (50,853)
  Equity in Net Loss of Affiliate             104,489
  Value of Stock Issued for Services & Int. 1,350,545                 351,046
  Loss on Sale of Equipment                     2,877
                                           -----------   ---------   ---------
Cash Used by Operating Activities         $(4,266,491)  $(207,711)  $(251,332)

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)


                           STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                     Common Stock   Paid-In Capital    Deficit
                                     ------------   ---------------    -------

      1997 (unaudited)

Balance, January 1, 1997              $  57,503     $ 7,541,312    $(6,587,906)

Sale of 1,026,931 (1) Shares of Stock
for $805,046                             10,269         794,777

Offering Cost to Sell Stock

Net Loss for Period                                                   (760,819)
                                      ---------      ----------     ----------

Balance, September 30, 1997           $  67,772     $ 8,336,089    $(7,348,725)
             _______________________________________________

      1998 (unaudited)

Balance, January 1, 1998              $ 100,522     $10,923,339    $(7,594,886)

Sale of 23,333 Shares of Stock
for $30,000                                 233          29,767

Offering Cost to Sell Stock

Net Loss for Period                                                   (414,280)
                                      ---------      ----------     ----------
Balance, September 30, 1998           $ 100,755     $10,953,106    $(8,009,166)

(1)  275,000 shares issued in exchange for a reduction in debt.


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30 of each year: 6,777,215 (1997) and 10,075,549 (1998).

 (b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.



FOOD TECHNOLOGY SERVICE, INC.

Management's Analysis of Quarterly Income Statements

Operations
----------

The Company's revenues for the first nine months of fiscal year 1998 were $438,637 compared to $139,458 for the same period a year ago; an increase of $299,179. The revenues for the third quarter were much improved over last year due to new customers for irradiation services; although the revenues may not continue at the same level.

During the last quarter of this year the Company will participate with The Florida Department of Health in an advertising campaign to educate the public about the benefits of irradiated food. State Public Health Officials have stated that it is their responsibility to "advocate the use of irradiated food products" and to educate the public about the unique health benefits associated with irradiated meats and vegetables. The campaign will tell people that meat irradiation and dairy pasteurization are identical in their need and effectiveness and let the public know that irradiated meats are SAFER for their families. Management can make no representatives as to what affect if any the advertising campaign will have on the companies operations.

Management expects that the USDA will publish the final regulations for red meat. At which time the Company should be ready to process these new products.


Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Company had cash on hand of $50,982 and accounts receivable of $33,995.

During the first nine months of 1998, MDS Nordion continued to provide for the Company's cash requirements by advancing the Company an additional $221,000.

Although MDS Nordion has indicated that it will continue to fund operations, there is no assurance that it will continue to do so. In the event MDS Nordion discontinues funding the Company's operations or the Company is not successful in raising additional capital, the Company will have to curtail a portion or all of its operations.


                                OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


     Date: October 22, 1998     FOOD TECHNOLOGY SERVICE, INC.


                                         E. W. (Pete) Ellis

                                       /S/ E. W. (Pete) Ellis

                                 President and Chief Executive Officer


                                        Dana S. Carpenter

                                      /S/ Dana S. Carpenter

                                     Asst. Corporate Secretary