Form 10KSB
period 1998-12-31
FOOD TECHNOLOGY SERVICE INC
filed 1999-03-29
CIK 868267

TO ALL SHAREHOLDERS
FOOD TECHNOLOGY SERVICE, INC.

DEAR SHAREHOLDERS:

I am pleased to present you with a copy of our Annual Report. As you read it, you will see why I believe we are on the threshold of a new era in Food Safety.

Our enthusiasm for the future will hopefully match our late founders enthusiasm, Mr. Sam Whitney, for us to succeed. Sam provided leadership and vision in this industry during difficult times. His drive and determination is an inspiration to all of us.

The coming year will prove to be exciting as we enjoy the support of the Florida Department of Health, final approvals from the United States Department of Agriculture on red meat and closer ties with poultry processors and red meat distributors and processors.

The safety of the food supply in this country can be improved and your company will be out front leading the charge!

Our Mission Statement is:

    Food Technology Service, Inc. provides gamma irradiation services to the food industry, to ensure safer foods for the American people.

I am pleased to have you with us as we work with the Food Industry, Public Health Officials and the Government, to bring to the consumer a safer food supply.


E.W. (Pete) Ellis
President and Chief Executive Officer

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-KSB
                           (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 1998

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

Registrant's telephone number, including area code: (941)425-0039
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes               No
                                                    X
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

    The Registrant's operating revenues for its most recent fiscal year were $562,552.

    As of December 31, 1998, 10,090,001 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (3,976,282 shares) was approximately $9,197,140 based on the market price at that date.


                          DOCUMENTS INCORPORATED BY REFERENCE

                                       None

                       TABLE OF CONTENTS


PART I                                                                 PAGE NO.

Item 1   Business ..........................................................1

Item 2   Properties.........................................................8

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

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters................................................9

Item 6   Management's Discussion and Analysis...............................9

Item 7   Financial Statements..............................................11

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................11

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................12

Item 10  Executive Compensation............................................13

Item 11  Security Ownership of Certain Beneficial Owners and Management....15

Item 12  Certain Relationships and Related Transactions....................16

Item 13  Exhibits and Report on Form 8-K...................................16

                                 PART I


Item 1. Business
----------------

    Food Technology Service, Inc., formerly Vindicator, Inc., (the "Company"), was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida, that uses gamma radiation produced by Cobalt 60 to treat or process various foods for insect disinfestation, shelf life extension and control of certain disease causing microorganisms. Operations commenced in January 1992 upon completion of it's facility.

    Since 1992 numerous delays have been encountered in gaining the necessary FDA and USDA approvals, and revenues to date have been nominal as a result. Revenues for 1998 were $562,552 of which approximately 40% was for consumer products, 18% was attributable to the processing of seasonings and spices, 20% to packaging materials and 8%to testing products for others. A nominal amount of poultry was also processed and shipped.

    The benefits of irradiation in preventing food-borne illness are well-known. Food irradiation is supported by the United States Department of Agriculture ("USDA"), the World Health Organization, the United States Public
 Health Service, the American Medical Association, the Institute of Food Technologists, and reputable scientific and medical organizations throughout America. In addition, more than forty countries have approved the irradiation of food products. The United States Food & Drug Administration ("FDA") has approved irradiation as a safe and effective means of processing a variety of foods. To date, the FDA has approved the irradiation of (i) pork, to control trichinosis; (ii) poultry, for the control of disease-causing pathogens;
(iii) spices, for sterilization; (iv) all fresh fruits and vegetables, for insect disinfestation, and to delay maturation, which extends the shelf life of many fresh fruits and vegetables; and uncooked meat to control pathogens and extend shelf life.

    The Company expects that its success will be dependent upon the processing of poultry, meat and shellfish. Proposed rules for irradiation of meat and meat products were released by the USDA on February 24, 1999. Comments must be received on or before April 26, 1999. The Company believes these rules will positively impact the company's business in the short term and long term, to produce profitable results for the company's shareholders.

    Management is working diligently with meat processors, food distributors and with major retailers to get them to use this technology which can protect consumers from dangerous pathogens. On February 16, 1999 the Company signed a Distribution and Sale Agreement with Colorado Boxed Beef Company with the purpose and intent to promote the marketing and sale of irradiated meat and poultry. The Company presently irradiates meat for astronauts, which has been approved by the FDA. Many harvesters of shrimp and oysters have been forced into bankruptcy, as a result of the warnings to the public about the dangers of enjoying raw shellfish, while the technology of irradiation, which has been proven to be an effective method of making shellfish safe for human consumption, awaits FDA approval.

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

Processing Plant Operations

Procedures

    Products to be irradiated are placed onto the conveying system. Some products, because of their density and pallet size, may have to be depalletized for radiation processing to ensure that the appropriate radiation dose is applied to the product. The conveying system automatically moves the product through the irradiation chamber at a predetermined rate specified by the Company's personnel. The positioning of the product relative to the radiation source and the distance of the product from the radiation source are fixed. The proper radiation dose is determined by the duration of the exposure of the product to the radiation source, which is carefully controlled to provide the desired dose. The exposure time required to achieve the desired dose will depend on the amount of Cobalt 60 in use and the density of the material exposed. The Company's facility currently has approximately 1.4 million curies of Cobalt 60.  See "Cobalt 60 Supply," below.

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

Personnel

    At December 31, 1998, the Company employed nine persons, made up of two salesmen, four administration personnel and three plant employees. If and when the facility becomes fully operational, the Company anticipates that it will need to hire approximately seven additional employees for each shift the facility operates.

    Required personnel will included a shift supervisor, a controller/ scheduler, a quality assurance supervisor, a plant operator, and three loaders/unloaders. All handling of the Cobalt 60 source, which occurs periodically for the purpose of adding or removing Cobalt 60, is done by Nordion. See "Agreements with MDS Nordion" below.

Cobalt 60 Supply

    The Company has in place approximately 1.4 million curies of Cobalt 60.
The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must from time to time be purchased to maintain an appropriate radiation level. Nordion is the Company's sole supplier of Cobalt 60 and has agreed to sell the Company all its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that has reached the end of its useful life. Cobalt 60 is readily available from several sources. See "Agreements with MDS Nordion" below.

Additional Uses for Irradiation

Research Services

    The Company uses its facility to irradiate various products as required in research activities being conducted by others, including state and federal government agencies and academia.

Medical and Consumer Products

    The Company does not expect to provide irradiation treatment for medical products, because under the terms of its agreement with Nordion the Company will under some circumstances be prohibited from processing any product other than food and related products. However, if the Company's facility does not operate successfully as a food irradiation facility, it could be converted at little or no cost to a medical and consumer products irradiation facility. See "Agreements with MDS Nordion" below. In 1998, the Company processed a significant amount of packaging and consumer products, making use of excess capacity without interfering with its focus on food.

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

Regulatory Matters

Regulation of Irradiated Foods

    In the United States, primary responsibility for approval of food irradiation rests with the FDA. No irradiated food can be sold, unless the FDA has found that irradiation of a particular food, at specified doses, is both safe and generally effective for the intended purpose. To date, the FDA has approved the irradiation of poultry for the control of Salmonella and certain other disease causing microorganisms, the irradiation of all fresh fruits and vegetables for insect disinfestation and shelf life extension, the irradiation of spices for sterilization, and the irradiation of pork for the control of trichinosis. A petition for the approval of the irradiation of fish and shellfish is presently pending. On July 7, 1994, a petition was submitted to the FDA by the meat industry to gain approvals to irradiate all meats, so that the risk of E. coli: 0157 H7 and other pathogens can be removed from meat products. The FDA approved irradiation of meat products for controlling disease-causing microorganisms on December 2, 1997.

    On February 24, 1999 the USDA/FSIS released the proposed rules for the irradiation of meat and meat products. All comments on the proposed rules must be received on or before April 26, 1999. After evaluating the comments, the USDA/FSIS will publish the rules in the Federal Register.

    In general, no further approvals are necessary for the sale of irradiated fresh fruits and vegetables in the United States. However, the shipment of any irradiated food for export will be subject to the rules of the country of destination.

    Some states and countries require that certain foods be quarantined on import to prevent the establishment or spread of insects commonly carried by the food. The Company has had discussions with a number of parties regarding the use of irradiation for fruit and vegetables for export and for shipment between the southern states in the U.S.

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

    Any processing of meat and poultry, whether for irradiation, packaging or otherwise, is also regulated by the USDA. The USDA has promulgated rules relating to such processing to ensure that the food remains safe and wholesome. In general, such rules establish standards for the implementation of the approval established by the FDA, and relate to such matters as good handling and processing practices. These rules deal with such matters as (i) minimum irradiation levels to assure effective treatment, (ii) temperature standards to prevent thawing of frozen foods, (iii) requirements for the separation of processed from non-processed foods, and (iv) labeling requirements. The USDA has already adopted rules relating to irradiation processing of pork and poultry and are now finalizing the required regulations for the recently approved meat products.

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

Agreements with MDS Nordion

    The Company, in September 1990, entered into an agreement with MDS Nordion, a corporation located in Kanata, Ontario, Canada ("Nordion"), whereby Nordion agreed to supply the Company with all of the equipment necessary to operate its irradiation facility, including 400,000 curies of Cobalt 60. The total purchase price for the equipment and cobalt was approximately $2,400,000, of which $400,000 was paid and the balance of approximately $2,000,000 was scheduled to become due and payable, without interest, on September 4, 1994. Nordion has converted all but $585,595 of the debt in 1997. The balance of this debt including accrued interest at December 31, 1998 is $850,201. Nordion has agreed to extend the date for repayment of the balance of this indebtedness, and accrued interest, to January 4, 2000. This indebtedness is convertible into common stock with a conversion rate of $.80 per share for the balance of the original loans ($353,200). For all cash advances and interest accrued after
 August 1, 1997 the conversion option is at 70% of the closing price the day prior to the execution of the option. For terms of the Agreement, reference is made to Note D of the Notes to Financial Statements.

On October 22, 1991 the Company entered into a Reimbursement and Indemnity Agreement with Nordion whereby Nordion assisted the Company in obtaining a surety bond in the sum of $600,000. In connection therewith the Company agreed to reimburse Nordion for any and all liabilities, costs, damages, attorney fees and other expenses which Nordion may sustain as a consequence of the Indemnity Agreement from Nordion to the insurer or payments made by the Canadian Imperial
 Bank of Commerce on a letter of credit in the amount of $450,000 furnished by the Bank to the insurer on behalf of Nordion, each in connection with the issuance of the surety bond. This surety bond and associated guarantees continue to be in effect.

In addition to the 1 million curies of Cobalt 60, which were supplied the Company in 1990 and 1991, Nordion, has stored an additional 1.1 million curies at the Company's facility; in anticipation that it would be needed in the Company's operations. See Item 6 Management's Discussion and Analysis and Note
 H of the Notes to Financial Statements. Due to the decline in level of radioactivity as a result of decay, there is currently available approximately
1.4 million curies both owned and stored. Although the additional Cobalt-60 is located on the Company's premises and available to it for use in processing, title to this Cobalt-60 continues to be held by Nordion and may be removed by Nordion in its discretion at any time.

In 1998 Nordion agreed to guarantee a line of credit of $300,000 from a bank. On
 December 31, 1998 $225,000 of this amount is available to fund 1999 operations.

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

    The Company's irradiation facility and executive office comprises approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's irradiation processing plant consists of a radiation source, an automated conveying system, and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" position, will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport foods to and from the processing chamber. The Company's facility is designed to operate 24 hours a day, seven days a week. Although the Company currently has available approximately 1.4 million curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

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

Item 3. Legal Proceedings
-------------------------
  None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
  None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

(a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, markdown, or commissions and do not necessarily represent actual transactions.

                                                              BID PRICES
                                                              ----------
  1998                                                       High      Low
                                                             ----      ---
     First Quarter                                           6.00     2.56
     Second Quarter                                          6.00     3.50
     Third Quarter                                           4.18     2.50
     Fourth Quarter                                          4.62     2.00

  1997
     First Quarter                                           1.75      .75
     Second Quarter                                         1.375      .94
     Third Quarter                                          6.375      .62
     Fourth Quarter                                        13.125     4.40

(b)  Approximate Number of Equity Security Holders.
     ----------------------------------------------

    As of December 31, 1998, the approximate number of beneficial holders of Common Stock of the Company was approximately 3,500.

(c)  Dividend History and Policy
     ---------------------------

    The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6. Management's Discussion and Analysis
--------------------------------------------

Plan of Operations

    The Company completed construction of its irradiation facility in Mulberry, Florida in December 1991 and the facility became operational on January 24, 1992. The Company is still in the developmental stage. The plant was constructed to irradiate fruits and vegetables for the primary purpose of extending shelf life and poultry to control salmonella and other illness causing bacteria. Soon after the commencement of operations, it was recognized that the success of the Company would be dependent on the irradiation of poultry and red meats. This was due to the fact that most of the fresh fruits and vegetables are pre-sold in the Florida area where the extension of shelf life is not necessarily a help for the fruit and vegetable growers. In addition, although the FDA has approved the use of irradiation for the extension of shelf life, the USDA Animal and Plant Health Inspection Service (APHIS) has not completed their approval for the use of irradiation for post harvest quarantine treatment. As a result, Japan, a large importer of grapefruit, has declined to consider irradiation as a quarantine treatment until approval is obtained from the USDA.

    Although the rules for the irradiation of poultry were finalized by the
U. S. Department of Agriculture and published in the Federal Register on September 22, 1992, the Company is still awaiting FDA approval for standard packaging material for retail poultry. During 1997 the FDA approved the use of a white tray for meat products. While awaiting action by the FDA, the Company's revenue (approximately $562,552 for 1998) has been realized primarily from the processing of food ingredients, seasonings and spices, food packaging materials and from testing the processing of various other food commodities. The red meat industry, which has been faced with pathogen problems such as E. Coli:0157 H7 supported a petition to irradiate all meats that was approved by the FDA on December 7, 1997. On February 24, 1999 the USDA/FSIS published the proposed rules. After a comment period and time for evaluation the rules will become part of the Federal Register. Until such time, this Company will continue to process whatever items are available and perform testing of products for others.

    At December 31, 1998, the Company had negative working capital of ($95,303) and cash of approximately $6,050. The loss from operations for the year ended December 31, 1998 was ($650,573). Operating costs in 1998 were approximately $323,918 per year, up from $241,597 in 1997. The increase in operating costs resulted primarily from an increase in personnel, which affected both Processing costs and General, Administrative and Development costs, and an increase in marketing and promotion. The increase in personnel was due primarily to an attempt by the Company to increase contact with potential customers whereas the increase in marketing and promotion supported the additional personnel. The Company believes that increased revenues will have a positive impact on the negative gross margins since Processing costs and General, Administrative and Developmental costs will not increase significantly as a result of an increase in revenue.

    On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 200,000 curies were returned, leaving approximately 2,400,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations, however, such cobalt has not been needed because of low processing volume due to the lack of necessary FDA approvals and marketing demand. Due to physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $300,000, $260,000, $230,000 and $200,000 for the years ended December 31,
1995, 1996, 1997 and 1998, respectively (approximately $1,830,000 from inception through December 31, 1998). The net losses for such periods would have been $1,627,867, $1,330,400, $1,236,981 and $821,456 respectively
($10,046,342 from inception through December 31, 1998). At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.

    At December 31, 1998, the Company's outstanding debt amounted to $925,201, which consisted of a financing agreement with Nordion due January 4, 1999 plus interest at prime plus 1% and as convertible debenture payable to Nordion due January 4, 2000 plus interest at prime plus 1%.

    To fund its operations during 1998, the Company received $30,000 from the private sale of 23,333 shares of Common Stock and from increases in notes payable. It is not expected that income from operations will be sufficient in the foreseeable future to cover the Company's operating costs.

    Although Nordion has indicated that it will continue to fund operations, there is no assurance that it will continue to do so. In the event Nordion discontinues funding the Company's operations or the Company is not successful in raising additional capital, the Company will have to curtail a portion or all of its operations.

    The Company has completed it's evaluation of potential year 2000 problems and has replaced all imbedded electronics that may have caused errors after the end of 1999. The computer hardware and software used to maintain records have all been updated. The Company is confident there will be no interruption of business due to failures of systems from y2k errors within the Company. The Company can not predict the failures of outside systems such as the power grid or the telecommunications system but public assurances have been made by the local providers of these services.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

         None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Directors and Executive Officers of the Company.

    As of December 31, 1998, the directors and executive officers of the Company are as follows:

Name                       Age            Position with the Company
----                       ---            -------------------------

E. W. (Pete) Ellis         57             President/Chief Executive Officer/
                                          Director

Harley W. Everett          50             Chief Financial Officer

Frank M. Fraser            65             Director

R. Craig Hunter            47             Board Chairman/Director

David Nicholds             51             Director

Paul O'Neill               60             Director

    All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors to hold office until their successors are duly elected and qualified.

    E. W. (Pete) Ellis has been President, Chief Executive Officer and Director since December 1996. He has been in the food business for the past 33 years, ten years of which were spent with Oscar Mayer & Co., and fifteen years with ConAgra. He was employed in sales and marketing with both companies. He was President and owner of Ellis, Harris, and Associates, Inc., a food brokerage company, from 1986 to 1988.

    Harley W. Everett has been Executive Vice President of the Company since May 1990. He was President of Harley Williamson Software from 1988 until joining the Company in 1990. Mr. Everett was Chief Executive Officer of Micro Resources Corporation of America from 1986 through 1988, and was Product Development Manager for National Computer Systems, Inc. from 1983 through 1986.

    Frank M. Fraser served as a director of the Company from May 1992 through September 1993. He was reelected as a director in July 1996. In June 1964, Mr. Fraser joined Atomic Energy of Canada Limited (now MDS Nordion) as a project engineer. He was Vice President of Market Development at Nordion prior to his retirement in 1998. He is past Chairman of the Association of Industrial Irradiators International and has Chaired the International Meeting on Radiation Processing.

    R. Craig Hunter served as a director of the Company since September 1998. He is Vice President of Business Development of MDS Nordion's Industrial Irradiation Business Unit. Previously he was Vice President International at Kolmar Laboratories Inc.

    David Nicholds served as a director of the Company since September 1998. He is the Vice President, General Counsel and Corporate Secretary of MDS Nordion. He joined MDS Nordion in 1989.

    John Hammond was appointed on February 9, 1999 to serve as a director of the Company until the next annual stockholders meeting. Mr. Hammond has 29 years of food business experience with Central Soya, Inc., ConAgra and, for the last 9 years, with Hillandale Farms.

    Paul O'Neill served as a director of the Company from August 1992 through September 1993. He was reelected as a director in July 1996. He is currently retired. From January 1985 to March 1992, Mr. O'Neill was President, Chief Executive Officer and a director of Nordion. From September 1978 to January 1985 he was Chief Financial Officer of Atomic Energy Canada Limited and Corporate Executive Vice President from February 1982 to January 1985.

Item 10. Executive Compensation
-------------------------------

    The following tables set forth certain information relating to the compensation earned by the Chief Executive Officer of the Company for the years indicated.

                          Summary Compensation Table

                                                              Long-Term
                                                             Compensation
                                                                Awards
                                                                ------
                                                                     Securities
                                    Annual Compensation  Restricted  Underlying
                               Year       Salary($)        Stock     Options(#)
                               ----  ------------------- ---------- -----------
E. W. (Pete) Ellis
 President and
 Chief Executive Officer(1)...1998        $ 70,000                   10,000 shs
                              1997        $ 70,000
                              1996        $  2,692      10,000 shs  100,000 shs

___________

(1) Mr. Ellis was appointed President and Chief Executive Officer on December 9, 1996. His compensation is set at $70,000 per year.

     On November 11, 1996, the Company agreed to issue Mr. Ellis 10,000 shares of Common Stock in connection with his employment and granted to him options to purchase 100,000 shares of Common Stock. Such shares were issued subsequent to December 31, 1996. The options are exercisable for the purchase of 20,000 shares per year in each of the first five years of his employment at an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on the date of grant. The option terminates December 9, 2006. In 1998 he was granted 10,000 shares under the incentive stock option plan.

Stock Option Plan

    The Company has an Incentive and Non-Statutory Stock Option Plan covering 300,000 shares of Common Stock (the "Plan"). There are currently outstanding five-year options to purchase an aggregate of (i) 123,000 shares of Common Stock of the Company, exercisable at $2.75 per share (granted in 1998) and (ii) 100,000 shares at $1.00 per share (granted in 1996). The options are exercisable 20% per year with the first 20% available on August 7, 1998.
(a year is defined as the period between Annual Stockholders meetings).
ISO's and NQO's granted to an optionee terminate, 30 to 90 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or one year after termination in the event of disability, and 180 days in the event of death.

    A former officer also holds warrants to purchase 50,000 shares of Common Stock. Such warrants expire in 1999 and are exercisable at $8.25 per share.

    The market price of the Company's Common Stock at December 31, 1998 was $2.313 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management


-----------------------------------------------------------------------

    The following table sets forth as of December 31, 1998, the ownership of Common Stock of the Company of (i) all persons known by the Company to own beneficially 5% or more of such Common Stock, (ii) each current director and officer of the Company and (iii) all current directors and officers as a group, together with their percentage holdings at such date. The addresses of all holders of 5% or more of the Common Stock are included in the table.

                                          Number and Percent
                                               Of Shares
                                          Beneficially Owned
                                         At December 31, 1998
                                         --------------------
Name and Address                         Number      Percent
----------------------------             ------      -------
MDS Nordion                            6,863,049 <F1>  63
  447 March Road-Kanata Ontario
  Canada K2K 1X8
E. W. (Pete) Ellis                        24,000 <F2>   (*)
Harley W. Everett                          9,200 <F3>   (*)
Frank M. Fraser                                0
Craig Hunter                                     <F1>
David Nicholds                                   <F1>
Paul O'Neill                                   0
All Directors and Officers             6,896,249 <F4>  63.56
  as a group (6 persons)

* Less than 1%

<FN1>
(1) Includes 759,330 shares of Common Stock which are issuable upon conversion of $850,201 of indebtedness owed Nordion by the Company.
    See "Business - Agreements with MDS Nordion." Messrs. Hunter and Nicholds are designees of Nordion to serve on the Companies Board of Directors. Messers. Hunter and Nicholds own less than 1% each of the Capital Stock of Nordion and they disclaim beneficial ownership of the Common Stock of the Company which Nordion owns or has the right to acquire. Approximately 100% of the outstanding shares of Nordion's common stock is owned by MDS Inc.
    a Canadian Corporation, whose shares are traded on the Toronto Stock Exchange and MDS Laboratories Inc, a subsidiary of MDS Inc.
<FN2>
(2) On November 11, 1996, the Company agreed to issue Mr. Ellis 10,000 shares of Common Stock. The Company also granted to Mr. Ellis on November 11, 1996 options to purchase 100,000 shares of the Company's Common Stock. The options are exercisable 20,000 shares per year for a period of five years at an exercise price of $1.00 per share. In 1998 he was granted 10,000 shares under the incentive stock option plan
<FN3>
(3) Includes 7,200 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN4>
(4) Includes shares underlying options which are currently exercisable or exercisable within the next sixty (60) days and shares underlying convertible debt.

Item 12. Certain Relationships and Related Transactions
--------------------------------------------------------

    See "Business-Agreements with MDS Nordion."


Item 13. Exhibits and Report on Form 8-K
----------------------------------------

    (a)  Exhibits
         --------

    (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
    (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
    (3)  Agreements entered into by the Company with MDS Nordion

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

    (b)    Reports on Form 8-K
           -------------------
         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the thirteenth day of March 31, 1999.

                                   FOOD TECHNOLOGY SERVICE, INC.


                                   By:    /S/ E.W. (Pete) Ellis
                                      -------------------------
                                 E.W. (Pete) Ellis, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                 Name                       Title                     Date
                 ----                       -----                     ----

  /S/  E.W. (Pete) Ellis            Chief Executive Officer     March 31, 1999
---------------------------             and Director
E.W. (Pete) Ellis

  /S/  Harley W. Everett             Chief Financial and        March 31, 1999
---------------------------          Accounting Officer
Harley W. Everett

  /S/  Frank M. Fraser               Director                   March 31, 1999
---------------------------
Frank M. Fraser

  /S/  R. Craig Hunter               Board Chairman/Director    March 31, 1999
---------------------------
R. Craig Hunter

  /S/  David Nicholds                Director                   March 31, 1999
---------------------------
David Nicholds

  /S/  Paul O'Neill                  Director                   March 31, 1999
---------------------------
Paul O'Neill

  /S/  John Hammond                  Director                   March 31, 1999
---------------------------
John Hammond

                         FOOD TECHNOLOGY SERVICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS







        Report of Independent Certified Public Accountant

        Financial Statements

        Balance Sheets - December 31, 1998 and 1997

        Statements of Operations - Years Ended December 31, 1998,
          1997 and 1996 and from December 11, 1985 (Inception) through December 31, 1998

        Statement of Stockholder's Equity - December 11, 1985 (Inception) through December 31, 1998

        Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996 and from December 11, 1985 (Inception) through
          December 31, 1998

        Notes to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To The Board of Directors
 and Stockholders
Food Technology Service, Inc.

I have audited the accompanying balance sheets of Food Technology Service, Inc. (a Development Stage Company) as of December 31, 1998 and 1997 and the related statements of operations, Stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

Food Technology Service, Inc.
Page 2








I previously audited the balance sheets at years ended December 31, 1985 through 1995 and the related statements of operations, Stockholders' equity, and cash flows for the years then ended (none of which are presented herein) and I expressed a qualified opinion because of the substantial doubt about the Company's ability to continue as a going concern. The cumulative data from December 11, 1985 (inception) through December 31, 1998 appearing on the statements of operations, Stockholders' equity and cash flows has been compiled from such financial statements and the statements presented herein. In my opinion, the cumulative data is fairly stated in all material respects in relation to the financial statements from which it was derived.



                                JOHN J. FAIRCLOTH, C.P.A.






Tampa, Florida
March 18, 1998

                   FOOD TECHNOLOGY SERVICE, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEETS


                                           December 31,
                                         1998         1997
                                      ----------   -----------

                        ASSETS

Current Assets:
  Cash                                   $6,046       $12,231
  Accounts Receivable                    22,824        34,745
  Inventory                               8,452
                                     ----------    ----------

    Total Current Assets                 37,322        46,976

Property and Equipment:

  Building                            2,883,675     2,883,675
  Cobalt                              1,310,272     1,310,272
  Furniture and Equipment             1,659,149     1,654,880
  Less Accumulated Depreciation      <2,216,725>   <1,942,276>
                                     ----------    ----------

                                      3,636,371     3,906,551

  Land                                  171,654       171,654
                                     ----------    ----------

    Total Property and Equipment      3,808,025     4,078,205


Other Assets:                             5,000         5,000
                                     ----------    ----------

    Total Assets                     $3,850,347    $4,130,181
                                     ==========    ==========



                    SEE NOTES TO FINANCIAL STATEMENTS

                   FOOD TECHNOLOGY SERVICE, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEETS


                                            December 31,
                                         1998         1997
                                      ---------    ----------



                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                        57,625       115,611
  Revolving Credit Line                   75,000
                                      ----------    ----------

      Total Current Liabilities          132,625       115,611

Financing Agreement and
  Debenture Payable                      850,201       585,595

Stockholders' Equity:
  Common Stock $.01 Par Value Authorized
   20,000,000 Shares, Outstanding
   10,052,216 Shares in 1997
   and 10,090,001 in 1998                100,900       100,522

  Paid-In Capital                     10,982,963    10,923,339
  Deficit Accumulated During
    Development Stage                 <8,216,342>   <7,594,886>
                                      ----------    ----------

                                       2,867,521     3,428,975
Commitments and Contingencies
  (Notes B and I)

    Total Liabilities and
      Stockholders' Equity            $3,850,347    $4,130,181
                                      ==========    ==========



                    SEE NOTES TO FINANCIAL STATEMENTS

                   FOOD TECHNOLOGY SERVICE, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF OPERATIONS

                                                          December 11,
                                                              1985
                                                          (Inception)
                                    Year Ended              Through
                                    December 31,          December 31,
                           1996        1997        1998       1998
                       ----------- ----------- ----------- ----------


Net Sales                 $196,647    $191,291    $562,552  $1,772,911
                       ----------- ----------- ----------- -----------

Processing Costs           276,788     241,597     323,918   2,080,753

General, Administrative
 and Development           321,786     435,871     539,421   4,608,105

Depreciation               307,927     284,856     274,449   2,222,299

Interest Expense           342,934     291,336      75,337   1,637,021
                       ----------- ----------- ----------- -----------
                         1,249,435   1,253,660   1,213,125  10,548,178
                       ----------- ----------- ----------- -----------



 Loss from Operation    <1,052,788> <1,062,369>   <650,573> <8,775,267>

Other Income (Loss):
 Interest Income                 5           3                 188,897
 Miscellaneous                                                  14,400
 Foreign Exchange            5,497      99,913      29,117     460,117
 Equity in Net Loss
  of Affiliate             <23,114>    <44,527>               <104,489>
                       ----------- ----------- ----------- -----------

Loss Before Income
  Taxes                 <1,070,400> <1,006,980>   <621,456> <8,216,342>

Income Taxes                     0           0           0           0
                       ----------- ----------- ----------- -----------

 Net Loss              <$1,070,400><$1,006,980>  <$621,456><$8,216,342>
                       =========== =========== =========== ===========
Net Loss Per
Share Common                <$0.22>     <$0.16>     <$0.06>     <$0.82>
                       =========== =========== =========== ===========


                    SEE NOTES TO FINANCIAL STATEMENTS

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common    Paid-In
                                                   Stock    Capital     Deficit
                                                 ------------------------------

December 11, 1985 (Inception)
  to December 31, 1994:

  Sale of 2,035,000 Shares of Stock in
    January 1986 for $37,435 in Cash,
    $36,000 in Notes and for Services            $20,350    $58,120

  Sale of 77,000 Shares of Stock in January
    and February 1986 for $192,500 in cash           770    191,730

  Purchase of 8,000 Shares of Stock
    for $20,000                                      <80>   <19,920>

  Sale of 69,000 Shares of Stock for $690
    to Investors who Previously Purchased
    Stock for $2.50 per Share                        690

  Surrender of 338,500 Shares by Founding
    Shareholders for No Compensation              <3,385>     3,385

  Sale of 451,500 Shares of Stock for
    $1,354,500 in Cash and Notes in 1989           4,515  1,349,985

  Sale of 483,321 Shares of Stock for
    $2,166,508 in Cash in 1990                     4,833  2,161,675
  Offering Cost to Sell Stock                              <422,460>

  Sale of 228,474 Shares of Stock for $1,440,825
    in Cash and Services in 1992 and 1993          2,285  1,438,540
  Offering Cost to Sell Stock                               <50,250>

  Sale of 37,808 Shares of Stock
    for $214,850 in Cash and Services                378    214,472
    Issuance of 17,416 Shares of Stock
     for Stock in Nations Pride                      174    104,320

  Net Loss, December 11, 1985
    (Inception) to December 31, 1994                               <4,189,639>
                                              ----------  --------- ----------

Balance, December 31, 1994                        30,530  5,029,597 <4,189,639>
                                              ==========  ========= ==========


                    SEE NOTES TO FINANCIAL STATEMENTS

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF STOCKHOLDERS' EQUITY
                               (CONTINUED)

                                                  Common   Paid-In
                                                  Stock    Capital    Deficit
                                            ----------------------------------
  Sale of 733,659 Shares of Stock
    for $591,401 in Cash and Services             7,337   584,064

  Offering Cost to Sell Stock                             <25,500>

  Exchange of 612,945 shares for $892,257
    of Debt and Accrued Interest                  6,129   886,128

  Net Loss for Year                                                 <1,327,867>
                                            ----------- ----------- ----------

Balance, December 31, 1995                       43,996  6,474,289  <5,517,506>

  Sale of 517,531 Shares of Stock
    for $414,025 in Cash                          5,175    408,850

  Exchange of 833,130 shares for $666,505
    of Debt and Accrued Interest                  8,332    658,173

  Net Loss for Year                                                 <1,070,400>
                                            ----------- ----------- ----------

Balance, December 31, 1996                       57,503   7,541,312 <6,587,906>

  Sale of 399,102 Shares of Stock
    for $302,781 in Cash and Services             3,991     298,790

  Exchange of 3,902,830 shares for
    $3,122,265 of Debt and Accrued Interest      39,028   3,083,237

  Net Loss for Year                                                 <1,006,980>
                                            ----------- ----------- ----------

Balance, December 31, 1997                      100,522  10,923,339 <7,594,886>

  Sale of 37,785 Shares of Stock
    for $60,000 in Cash and Services                378      59,624

  Net Loss for Year                                                   <621,456>
                                            ----------- ----------- ----------

Balance, December 31, 1998                     $100,900 $10,982,963<$8,216,342>
                                            =========== =========== ==========


                       SEE NOTES TO FINANCIAL STATEMENTS

                       FOOD TECHNOLOGY SERVICE, INC.

                       (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS

                                                                   December 11,
                                                                       1985
                                                                   (Inception)
                                            Year Ended               Through
                                            December 31,           December 31,
                                   1996        1997       1998       1998
                              ------------ ----------- ----------- -----------
Cash Flows from Operations:
  Cash Received from Customers     $201,548   $193,698    $566,234  $1,744,920
  Interest Received                       5          3                 188,897
  Interest Paid                      <6,429>      <793>     <2,346>    <17,393>
  Cash Paid for Operating
    Expenses                       <591,336>  <624,924>   <891,536> <6,302,852>
                                ----------- ---------- ----------- -----------
                                   <396,212>  <432,016>   <327,648> <4,386,428>
Cash Flows from Investing:
  Land Acquisition                                                    <171,654>
  Construction in Progress                                          <2,663,116>
  Deposits                                                              <5,000>
  Collection of Notes
    Receivable                                                         489,300
  Purchase of Equipment                         <4,638>     <4,269> <3,208,932>
  Sale of Equipment                                                     10,500
                                ----------- ---------- ----------- -----------
                                                <4,638>     <4,269> <5,548,902>
Cash Flows from Financing
  Activities:
  Proceeds from Sale of
    Common Stock                    414,025    267,781      30,000   5,988,135
  Offering Costs                                                      <483,959>
  Proceeds from Borrowing                      155,000     295,732   4,509,650
  Payment of Loans                                                     <52,450>
  Purchase of Common Stock                                             <20,000>
                                ----------- ---------- ----------- -----------

                                    414,025    422,781     325,732   9,941,376
Net Increase (Decrease) in
  Cash                               17,813    <13,873>     <6,185>      6,046
Cash at Beginning of Year             8,291     26,104      12,231
                                ----------- ---------- ----------- -----------
Cash at End of Year                 $26,104    $12,231      $6,046      $6,046
                                =========== ========== =========== ===========



                         SEE NOTES TO FINANCIAL STATEMENTS

                       FOOD TECHNOLOGY SERVICE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS
                                 (CONTINUED)

                                                                  December 11,
                                                                      1985
                                                                  (Inception)
                                              Year Ended            Through
                                              December 31,        December 31,
                                 1996        1997       1998        1998
                              ----------- ----------- ----------- -----------

Reconciliation of Net Loss to
  Net Cash Used by Operations:
  Net Loss                    <$1,070,400><1,006,980>  <$621,456><$8,216,342>

Adjustments to Reconcile
  Net Loss to Cash Used:
  Depreciation                    307,927     284,856     274,449   2,222,299
  Loss on Sale of Equipment                                             2,877
  Imputed Interest on
    Financing Agreement                                               432,199
  Foreign Exchange (Gain) Loss     <5,497>    <99,913>    <29,117>   <460,117>
  (Increase) Decrease in
    Receivables                    13,051       5,586      11,921     <22,823>
  Increase in Inventory                                    <8,452>     <8,452>
  Increase (Decrease) in
    Payables and Accrual             <912>     62,643      15,007     178,897
  Value Ascribed to Stock
    Issued for Services           336,505     277,265      30,000   1,380,545
  Equity in Net Loss of            23,114      44,527                 104,489
                              ----------- ----------- ----------- -----------


Net Cash Used by Operating
  Activities                    <$396,212>  <$432,016>  <$327,648><$4,386,428>
                              =========== =========== =========== ===========

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



                     SEE NOTES TO FINANCIAL STATEMENTS

                           FOOD TECHNOLOGY SERVICE, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



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

                           FOOD TECHNOLOGY SERVICE, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


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

The company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as of January 1, 1996. This Statement had no impact on the Company's 1996, 1997 or 1998 results of operations or financial position.


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

10.  Comprehensive Income

The only component of comprehensive income the Company has is net Income.

                           FOOD TECHNOLOGY SERVICE, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998

Note B - The Company as a Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage and has not received significant revenues and has incurred significant expenses to further this development.

Anticipated revenues from operations for 1999 are not expected to cover operating costs. Accordingly, additional funds must be raised to continue operations.

Management is of the opinion that the company will continue operations through December 31, 1999 based on the following plans and events:

The Company's supplier (Notes C and D) and major creditor, MDS Nordion Inc., has guaranteed a line of credit of $300,000 from a bank. At December 31, 1998 $225,000 of this amount is available to fund 1999 operations.

In February, 1999 the Company entered into an agreement with a beef and poultry distributor in an attempt to increase sales. The impact of this contract cannot be determined at this time. Pursuant to this agreement on December 1, 1998 the Company granted options to purchase 150,000 shares of the Company's common stock to the distributor's shareholders. On February 26, 1999 such options were exercised for $286,125 in cash. (See Note I)

Management believes that the above proceeds from stock sales and draws on the credit line, if necessary, will fund operations through December 31, 1999. However, there is no assurance that such funds will be sufficient.

Note C - Equipment and Cobalt Purchase:

As of December 31, 1991, the Company had purchased necessary equipment and Cobalt 60 from MDS Nordion Inc. to commence plant operations for $400,000 in cash and a noninterest bearing note for $1,932,604 from MDS Nordion Inc. On January 15, 1992, an additional supply of Cobalt 60 was shipped for a noninterest bearing note for $899,978. For accounting purposes, these notes and the related equipment and Cobalt amounts were discounted by $432,199. Such discounts were amortized as interest expense over the original life of the notes as follows:

                   1992           $165,957
                   1993            160,256
                   1994            105,986
                                ----------

                                  $432,199
                                ==========

On April 13, 1994 as partial consideration for extending the due date of the notes, the Company agreed to begin accruing interest at 1% over prime on September 4, 1994.

                            FOOD TECHNOLOGY SERVICE, INC
                            (A DEVELOPMENT STAGE COMPANY)


                            NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


Note D - Financing Agreement:

Financing agreement to supplier for $546,791 (Canadian)
$353,20 (U.S.) due January 4, 2000 plus interest at
1% over prime.                                           $353,200

Cash advances from supplier made during 1997 and 1998     375,732

Accrued interest                                          121,269
                                                         --------
                                                         $850,201
                                                         ========

All interest accrued through September 30, 1997 has been converted into common stock of the Company (Note F).

The financing agreement is payable in Canadian currency. Accordingly, future fluctuations in exchange rates will effect the balance due in U.S. dollars resulting in foreign exchange gains or losses.

On November 23, 1994 the supplier agreed to extend the due date of the debt to January 4, 1996. As part of the consideration for extending the due date, the holder could, at any time, convert all or any portion of the debt at a lower of $4.05 per share, or the then current market price. In early 1996, the supplier further agreed to extend the due date of the debt to January 4, 1997 and the conversion price was changed to the lower of $.80 or the then current market price. Subsequently the supplier agreed to further extend the due date of the debt to January 4, 2000.

The cash advances are convertible into common stock of the Company at 70% of the market value at date of conversion.

All sums advanced by the supplier, including accrued interest are collateralized by all assets of the Company.


Note E - Income Taxes:

The Company has unused operating loss carryforwards available at December 31, 1998 of $8,185,358 for tax purposes and $8,205,215 for financial reporting purposes. The loss carryforwards expire as follows:

                           FOOD TECHNOLOGY SERVICE, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


Note E - Income Taxes (continued):

                                    Amount
                   Year              Tax                 Book
                ----------      ----------           ----------
                   2001            $28,141              $28,141
                   2002             45,859               45,859
                   2003             73,687               73,687
                   2004             23,345               23,345
                   2005             77,909               77,909
                   2006            400,332              400,332
                   2007          1,352,015            1,352,015
                   2008          1,297,455              945,703
                   2009          1,239,590            1,239,696
                   2010          1,262,386            1,327,385
                   2011          1,048,800            1,066,986
                   2012            688,497            1,006,131
                   2018            647,342              618,226
                                ----------           ----------
                                $8,185,358           $8,205,415
                                ==========           ==========


Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 1997 and 1998 were as follows:

                                              1997                1998

                                            -------             -------
        Net operating loss carryforwards  $2,843,730           $3,087,698

        Foreign exchange                     <21,818>             <32,775>

        Equity in loss of affiliate           39,319               39,319
                                          ----------           ----------
            Net deferred tax assets        2,861,231            3,094,242

            Less - Reserve                <2,861,231>          <3,094,242>
                                          ----------           ----------
                                          $      -0-           $      -0-
                                          ==========           ==========


The net deferred tax assets have been fully reserved because there is less than a 50% chance that they will be utilized.

                          FOOD TECHNOLOGY SERVICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

Note F - Stock Offerings:

During 1996 the Company issued 1,350,661 of its unregistered common shares at $.80 per share to its Cobalt supplier for $414,025 cash, $336,505 accrued interest and $330,000 debt.

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

During 1998 the Company sold 3,333 unregistered shares for $10,000 in cash to an individual and 20,000 shares for $20,000 in cash to its President pursuant to an employment agreement. In addition 14,286 shares were issued for legal services and $30,000 was charged to operations. Also 166 shares were exchanged for 2,000 shares of an affiliate.

All shares issued for services have been ascribed the market value on the dates they were earned.

Note G - Stock Purchase Warrants and Stock Options:

The company's policy is to issue warrants and options at or above the market value on the issue date. Accordingly, no compensation has been recorded for warrants or options granted.

On November 9, 1993 the Company granted its former President warrants to purchase 100,000 shares of stock at $8.25 per share. Such warrants vested 40,000 on November 9, 1993 and 10,000 shares per month through May 1994. The warrants expire five years after vesting and warrants to purchase 50,000 shares expired in 1998.

On November 11, 1996 the Company agreed to issue its President 10,000 shares for services. The Company also granted to him options to purchase up to 20,000 shares of stock per year at $1 per share during the five year period ending December 8, 2001. Options to purchase 20,000 shares were exercised in 1998.

On May 18, 1992, the Stockholders approved the 1992 Incentive and
Non-Statutory Stock Option Plan (the "1992 Plan").

The 1992 Plan is administered by the Board of Directors who are authorized to grant incentive stock options ("ISO's") or non-statutory options, to Officers and employees of the Company and for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company's Common Stock that may be issued under the 1992 Plan is 300,000 shares.

                          FOOD TECHNOLOGY SERVICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

Note G - Stock Purchase Warrants and Stock Options (continued):

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the 1992 Plan shall not exceed $100,000. Any option granted in excess of the foregoing limitation shall be specifically designated as being a non-qualified options ("NQO's").

On August 25, 1992, the Board of Directors authorized and issued options to buy 122,000 shares at $8.75 per share. On August 7, 1998 the remaining 18,000 of there options were canceled and new options to purchase 123,000 shares at $2.75 per share were issued. Such price was the market value on August 7, 1998, accordingly, no compensation was charged to operations.

The options are exercisable 20% of the authorized amount immediately and 20% in each of the following four years. ISO's and NQO's granted to an optionee terminate 30 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or 180 days in the event of death or disability.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was implemented in January, 1996. As permitted by the Standard, the Company retained its prior method of accounting for stock compensation. If the accounting provisions of Statement No. 123 had been adopted, the net impact on the 1998, 1997 and 1996 income would not have been material.

Changes that occurred in options and warrants outstanding in 1998, 1997 and 1996 are summarized below:

                                1998              1997                1996
                                ----              ----                ----
                               Average           Average             Average
                               Exercise          Exercise            Exercise
                     Shares   Price    Shares    Price     Shares      Price
Outstanding at
beginning of year   273,000   $5.73    285,500   $5.86     193,000     $8.49

Granted             273,000   $2.29                        100,000     $1.00

Exercised           <20,000>  $1.00

Expired/canceled   <123,000>  $8.55    <12,500>    $8.75    <7,500>    $8.75
                   --------           --------             -------
Outstanding at
end of year         403,000   $2.06    273,000    $5.73    285,500     $5.86
                   ========           ========             =======
Exercisable at
end of year         248,600   $3.21    193,000    $7.69    176,950     $8.47

                           FOOD TECHNOLOGY SERVICE, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998

Note H - Related Party Transactions:

The Company's supplier of Cobalt and holder of long-term debt, MDS Nordion Inc. (Nordion) can significantly influence the Company's operating policies and is, therefore, considered a related party. See Notes C and D for purchases of Cobalt and related debt and financing. Also see Note F for stock offerings for debt, interest and cash.

On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 200,000 curies were returned, leaving approximately 2,400,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations; however, such cobalt has not been needed because of low processing volume due to the lack of necessary Governmental approvals and marketing demand. Due to the physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, or had been required for increased processing volume or speed, the decay of such Cobalt would have been charged to operations, resulting in an increased expense of approximately $260,000, $230,000 and $200,000 for the years ended December 31, 1996, 1997 and 1998, respectively (approximately $1,830,000 from inception
through December 31, 1998).   The net losses for such periods would have been
$1,330,400, $1,236,981 and $821,456 respectively ($10,046,342 from inception through December 31, 1998). At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.


Note I - Commitments and Contingencies:

The Company's marketing agreement with a poultry distributor expired on July 31, 1998 and was not renewed.

In February, 1999 the Company entered into an agreement with a beef and poultry distributor to provide meat and poultry irradiation services. During February 1999 under the terms of the agreement the Company sold 150,000 shares of its common stock to the stockholders of the distributor for $286,125 in cash. In addition the Company agreed to grant stock options of up to 105,000 shares at $2.75 per share. Such options will be granted in 10,000 share increments based on certain sales objectives being met during the two year period ending November 30, 2000. If the agreement is still in effect on November 30, 2000 the Company agreed to grant to the stockholders of the distributor additional stock options equal to the number of options they exercised in the previous two years. The exercise price of such options will be the average closing price of the Company's common stock for the previous 20 trading days.