Form 10-Q
period 1999-03-31
FOOD TECHNOLOGY SERVICE INC
filed 1999-04-30
CIK 868267

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 1999    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                                         Outstanding as of March 31,

      Class                               1998                  1999
      -----                               ----                  ----
Common Stock $.01 Par Value        10,075,549 Shares      10,243,401 Shares

                        FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)

                        (A Development Stage Company)




                              BALANCE SHEET

                                                   MARCH 31,   DECEMBER 31,
                                                     1999         1998
                                                     ----         ----
                                                   (unaudited)       *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $   127,953  $     6,046
  Accounts Receivable                                  28,473       22,824
  Inventory                                             5,858        8,452
                                                   ----------   ----------
     Total Current Assets                             162,284       37,322

Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,659,149    1,659,149
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,283,913)  (2,216,725)
                                                   ----------   ----------
                                                    3,569,183    3,636,371

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
                                                        5,000        5,000

Total Assets                                      $ 3,908,121  $ 3,850,347
                                                  ===========   ==========

           LIABILITIES AND STOCKHOLDERS EQUITY
           -----------------------------------

Current Liabilities:
  Accounts Payable                                $    22,970  $    57,625
  Payroll Taxes                                         3,304            0
  Revolving Credit Line                                75,000       75,000
                                                   ----------   ----------
     Total Current Liabilities                        101,274      132,625


Financing Agreement and Debenture Payable             868,962      850,201


Stockholders' Equity:

  Common Stock $.01 par value,
  200,000,000 shares authorized

  10,243,401 shares 1999                              102,434

  10,090,001 shares 1998                                           100,900
  Paid in Capital                                  11,276,904   10,982,963
  Deficit Accumulated During Development           (8,441,453)  (8,216,342)
                                                   ----------   ----------
                                                    2,937,885    2,867,521

Total Liabilities and Stockholders' Equity        $ 3,908,121  $ 3,850,347
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.


                         (Formerly Vindicator, Inc.)

                         (A Development Stage Company)


                           STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED MARCH 31,

                                    December 11, 1985
                                   (Inception) Through
                                      March 31, 1999    1999         1998
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)   (unaudited)

Net Sales                            $  1,845,259   $   72,348  $   60,896
       Processing Costs:                2,139,428       58,675      68,867
                                        ---------    ---------   ---------
          Profit (Loss) from Operations  (294,169)      13,673      (7,971)

General Administrative and Development  4,757,046      148,941      79,628
Depreciation                            2,289,487       67,188      69,480
Interest Expense                        1,659,676       22,655      12,012
                                        ---------    ---------   ---------

Profit (Loss)                          (9,000,378)    (225,111)   (169,091)

Other Income (Expense):
       Foreign Exchange Gain              460,117            0           0
       Interest Income                    188,897            0           0
       Other                              (90,089)           0           0
                                        ---------    ---------   ---------
Loss Before Income Taxes               (8,441,453)    (225,111)   (169,091)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (8,441,453)  $ (225,111) $ (169,091)
                                        =========    =========   =========
Net Loss per Common Share            $      (0.82)  $    (0.02) $    (0.02)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.

                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                              December 11, 1985    Three Months   Three Months
                             (Inception) Through     Ended          Ended
                               March 31, 1999     March 31, 1999 March 31, 1998
                              ------------------  -------------- --------------
                                 (unaudited)       (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received         $ 1,815,513      $    70,593      $    53,002
   Interest Received                 188,897                0                0
   Interest Paid                    ( 21,287)        (  3,894)               0
   Cash Paid for Operating

   Expenses                       (6,543,119)        (240,267)        (215,024)
                                  ==========       ==========       ==========
                                  (4,559,996)        (173,568)        (162,022)

Cash Flows from Investing:
   Property & Equipment Purchase  (6,043,702)               0                0
   Deposits                           (5,000)               0                0
   Collection of Notes Receivable    489,300                0                0
   Sale of Equipment                  10,500                0                0
                                  ----------       ----------       ----------
                                  (5,548,902)               0                0

Cash Flows from Financing Activities:
   Proceeds from Sale of Common
   Stock                           6,283,610          295,475           30,000
   Offering Cost                    (483,959)               0                0
   Short Term Loan                   (52,450)               0                0
   Financing Agreement             4,509,650                0          125,000
   Purchase of Common Stock          (20,000)               0                0
                                  ----------       ----------       ----------
                                  10,236,851          295,475          155,000

Net Increase (Decrease) in Cash      127,953          121,907          ( 7,022)
Cash at Beginning of Period                0            6,045           12,231
                                  ----------       ----------       ----------

Cash at End of Period            $   127,953      $   127,953      $     5,209

                                  ==========       ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Loss to Net Cash
   Net Loss                      $(8,441,453)     $  (225,111)     $  (169,091)
Adjustments to Reconcile Net Loss to
Cash Used:
   Imputed Interest on Finance
   Agreement                         432,199                0           10,430
   Depreciation                    2,289,487           67,188           69,479
   Foreign Exchange (Gain) Loss     (460,117)               0                0
   (Increase) Decrease in
   Receivables                       (28,473)          (5,649)          (7,894)
   Increase (Decrease) in Payables   147,546          (31,351)         (64,946)
   Equity in Net (Gain) Loss of
   Affiliate                         104,489                0                0
   Value of Stock Issued for
   Services & Int.                 1,399,306           18,761                0
   (Gain) Loss on Sale of
   Equipment                           2,877                0                0
   (Increase) Decrease in
   Inventory                          (5,858)           2,594                0
                                  ----------       ----------       ----------
Net Cash Used by Operating
Activities                       $(4,559,996)      $ (173,568)      $ (162,022)
                                  ==========       ==========       ==========

                        FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31,


                                    Common Stock   Paid-In Capital    Deficit

                                    ------------   ---------------    -------
   1998 (unaudited)
   ----
Balance, January 1, 1998             $   100,522     $10,923,339   $(7,594,886)

Sale of 23,333 Shares of Stock
   for $30,000                               233          29,767             0

Offering Cost to Sell Stock                    0               0             0

Net Loss for Period                            0               0      (169,091)
                                      ----------     -----------   -----------

Balance, March 31, 1998              $   100,755     $10,953,106   $(7,763,977)
                                      ==========      ==========    ==========


___________________________________________________________________


   1999(unaudited)
   ----
Balance, January 1, 1999             $   100,900     $10,982,963   $(8,216,342)

Sale of 153,400 Shares of Stock
   for $295,475                            1,534         293,941             0

Net Loss for Period                            0               0      (225,111)

                                      ----------      ----------    ----------


Balance, March 31, 1999              $   102,434     $11,276,904   $(8,441,453)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31 of each year: 10,075,549 (1998) and 10,243,401 (1999).


(b) The foregoing information is unaudited, but, in the opinion of

    Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements


Operations
----------


Results for the first quarter were up over the same period last year; sales of $72,348 vs. $60,896, an increase of $11,452 while losses for the period were $225,111 compared to $169,091 for the first quarter last year an increase of $56,020. A large portion of these increased expenses are a result of marketing efforts related to consumer education in Polk County. Florida Department of Health in conjunction with Food Technology Service, Inc. ran consumer ads, radio commercials and billboards to determine the consumer acceptance of irradiated foods.

Management believes that while the Company awaits final action by the USDA to publish regulations for the inspection and operation of an irradiator for the Red Meat industry, the Food Industry continues to experience safety issues that can be resolved by wise use of gamma irradiation. Management expects the USDA to complete these regulations by late 1999.

During the quarter we signed an agreement with Colorado Boxed Beef Company located in Auburndale, Florida to sell and market irradiated ground beef as well poultry products. Our objective in this relationship is to be the first company in the marketplace with irradiated food products.

Once the USDA regulations are published for red meat, Management will continue to work with the Food Industry, Public Health Officials and Government to educate the consumer about the benefits of irradiated food products. The Government and the food industry has realized that food safety is an issue that needs improvement and we fully expect to participate and capitalize on this opportunity in the marketplace.

The poultry category continues to show good growth, $5,954 vs. $1,478 a year ago, due to two "new" distributors selling irradiated poultry.

Liquidity and Capital Resources


As of March 31, 1999, the Company has cash on hand of $127,953 and accounts receivable of $28,473 The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until government agencies permit us to irradiate meat, poultry and shellfish.

                               OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 1999                FOOD TECHNOLOGY SERVICE, INC.

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