Form 10-Q
period 1999-06-30
FOOD TECHNOLOGY SERVICE INC
filed 1999-07-30
CIK 868267

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months Ended      June 30, 1999    Commission File Number 0-19047

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                                       Outstanding as of June 30,
      Class                            1998                  1999
      -----                            ----                  ----
Common Stock $.01 Par Value       10,075,549 Shares      10,271,601 Shares

                        FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                               BALANCE SHEET
                                                     JUNE 30,     DECEMBER 31,
                                                      1999            1998
                                                      ----            ----
                                                    (unaudited)         *
                     ASSETS
                     ------

Current Assets:
  Cash                                           $     48,945 $      6,046
  Accounts Receivable                                  34,429       22,824
  Inventory                                             5,318        8,452
                                                   ----------   ----------
     Total Current Assets                              88,692       37,322

Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,659,150    1,659,149
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,350,526)  (2,216,725)
                                                   ----------   ----------
                                                    3,502,571    3,636,371

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000

Total Assets                                     $  3,767,917 $  3,850,347
                                                   ==========   ==========
      LIABILITIES AND STOCKHOLDERS EQUITY
      -----------------------------------

Current Liabilities:
  Accounts Payable                               $     24,509 $     57,625
  Payroll Taxes                                           308
  Revolving Credit Line                               100,000       75,000
                                                    ---------    ---------
     Total Current Liabilities                        124,817      132,625

Financing Agreement and Debenture Payable             888,554      850,201

Stockholders' Equity:
  Common Stock $.01 par value, 20,000,000 shares
  authorized
  10,271,601 shares 1999                              102,716
  10,075,549 shares 1998                                           100,900
  Paid in Capital                                  11,319,172   10,982,963
  Deficit Accumulated During Development           (8,667,342)  (8,216,342)
                                                   ----------   ----------
                                                    2,754,546    2,867,521

Total Liabilities and Stockholders' Equity       $  3,767,917 $  3,850,347
                                                   ==========   ==========

  * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED JUNE 30,


                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 1999    1999         1998
                                     ----------------  ----         ----
                                      (unaudited)   (unaudited)  (unaudited)

Net Sales                            $  1,902,671  $    57,412 $   185,988
       Processing Costs:                2,191,937       52,509      63,363
                                        ---------       ------      ------
          Profit (Loss) from Operations  (289,266)       4,903     122,625

General Administrative and Development  4,899,689      142,643     139,676
Depreciation                            2,356,099       66,612      68,952
Interest Expense                        1,681,042       21,366      18,501
                                        ---------       ------      ------

Profit (Loss)                          (9,226,096)    (225,718)   (104,504)

Other Income (Expense):
       Foreign Exchange Gain              460,117
       Interest Income                    188,898                        1
       Other                              (90,089)
                                           ------      -------    --------
Loss Before Income Taxes               (8,667,170)    (225,718)   (104,503)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (8,667,170)  $ (225,718) $ (104,503)
                                        =========    =========   =========
Net Loss per Common Share            $      (0.85)  $    (0.02) $    (0.01)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,


                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 1999     1999        1998
                                     ----------------   ----        ----
                                      (unaudited)   (unaudited)  (unaudited)

Net Sales                            $  1,902,671  $   129,761 $   246,884
       Processing Costs:                2,191,937      125,223     128,200
                                        ---------    ---------   ---------
          Profit (Loss) from Operations  (289,266)       4,538     118,684

General Administrative and Development  4,899,689      277,540     223,358
Depreciation                            2,356,099      133,801     138,431
Interest Expense                        1,681,042       44,021      30,513
                                        ---------    ---------   ---------
Profit (Loss)                          (9,226,096)    (450,824)   (273,618)

Other Income (Expense):
       Foreign Exchange Gain              460,117
       Interest Income                    188,898                        1
       Other                              (90,089)
                                        ---------    ---------   ---------
Loss Before Income Taxes               (8,667,170)    (450,824)   (273,617)

Income Taxes                                    0            0           0
                                        ---------    ---------   ---------
Net Loss                             $ (8,667,170)  $ (450,824) $ (273,617)
                                        =========    =========   =========
Net Loss per Common Share            $      (0.85)  $    (0.04) $    (0.03)
                                        =========    =========   =========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                         (Formerly Vindicator, Inc.)
                        (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                December 11, 1985   Six Months      Six Months
                               (Inception) Through     Ended           Ended
                                 June 30, 1999     June 30, 1999  June 30, 1998
                                ------------------ -------------- -------------
                                   (unaudited)       (unaudited)    (unaudited)
Cash Flows from Operations:
   Sales Income Received         $ 1,862,900        $   117,980    $   178,038
   Interest Received                 188,897                                 1
   Interest Paid                     (23,063)            (5,670)
   Cash Paid for Operating Exp.   (6,735,287)          (432,435)      (404,739)
                                  ==========          =========      =========
                                  (4,706,553)          (320,125)      (226,700)

Cash Flows from Investing:
   Property & Equipment Purchase  (6,043,703)                           (4,270)
   Deposits                           (5,000)
   Collection of Notes Receivable    489,300
   Sale of Equipment                  10,500
                                  ----------          ---------      ---------
                                  (5,548,903)                 0         (4,270)

Cash Flows from Financing Activities:
   Proceeds from Sale of Common
   Stock                           6,326,160            338,025         30,000
   Offering Cost                    (483,959)
   Short Term Loan                   (52,450)
   Financing Agreement             4,434,650             25,000        220,732
   Purchase of Common Stock          (20,000)
                                   ---------          ---------      ---------
                                  10,304,401            363,025        250,732

Net Increase (Decrease) in Cash       48,945             42,900         19,763
Cash at Beginning of Period                               6,045         12,231
                                   ---------          ---------      ---------
Cash at End of Period            $    48,945        $    48,945    $    31,994
                                   =========          =========      =========
____________________________________________________________________________
Reconciliation of Net Loss to Net Cash
   Net Loss                      $(8,667,166)       $  (450,824)   $  (273,617)

Adjustments to Reconcile Net Loss to Cash Used:
   Imputed Interest on Finance
   Agreement                         470,551             38,352         28,931
   Depreciation                    2,356,100            133,801        138,431
   Foreign Exchange (Gain) Loss     (460,117)
   (Increase) Decrease in
   Receivables                       (34,429)           (11,781)       (68,846)
   Increase (Decrease) in Payables   145,915            (32,807)       (51,599)
   Equity in Net (Gain) Loss of
   Affiliate                         104,489
   Value of Stock Issued for
   Services & Int.                 1,380,545
   (Gain) Loss on Sale of
   Equipment                           2,877
   (Increase)Decrease in Inventory    (5,318)             3,134
                                   ---------          ---------      ---------
   Net Cash Used by Operating
   Activities                    $(4,706,553)        $ (320,125)    $ (226,700)
                                   =========          =========      =========

                     STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                    Common Stock   Paid-In Capital   Deficit
                                    ------------   ---------------   --------
      1998 (unaudited)
      ----
Balance, January 1, 1998             $ 100,522      $ 10,923,339   $(7,594,886)

Sale of 23,333 Shares of Stock
   for $30,000                             233            29,767

Offering Cost to Sell Stock

Net Loss for Period                                                   (273,617)
                                     ---------        ----------     ---------

Balance, June 30, 1998              $  100,755      $ 10,953,106   $(7,868,503)
                                     =========        ==========     =========
      ___________________________________________________________________

      1999 (unaudited)
      ----
Balance, January 1, 1999            $  100,900      $ 10,982,963   $(8,216,518)

Sale of 181,600 Shares of Stock
   for $338,025                          1,816           336,209

Offering Cost to Sell Stock
   Net Loss for Period                                                (450,824)
                                     ---------        ----------    ----------

Balance, June 30, 1999              $  102,716       $11,319,172   $(8,667,342)
                                     =========        ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30 of each year: 10,075,549 (1998) and 10,271,601 (1999).

(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements

Operations
----------
The poultry and red meat categories continue to be the Company's major emphasis. Revenues in the poultry category for the current quarter are $5,051.
 For the current six months they are $9,277 vs. $5,502 for the first six months in 1998. As the Company continues to work with the food industry to develop red meat and poultry products that are safer for the consumer, this work will position the Company to be the first in the marketplace with irradiated products.

The Company looks forward to final action by the USDA/FSIS to publish regulations for the inspection of an irradiator related to the red meat industry. The Company's relationship and agreement with Colorado Boxed Beef Company, a Florida company specializing in manufacturing, processing, and distributing beef products with revenues in excess of six hundred million dollars, will allow the Company to be the first in the marketplace with irradiated beef. Target date for release of these regulations is late 1999.

Results for the first half of the year were down over the same period last year; sales of $129,761 vs. $246,884, a decrease of $117,123 while losses for the period were $450,824 compared to $273,617 for the first half of last year, an increase of $177,207.

Results for the second quarter were below that of the same period a year ago; $57,412 vs. $185,988. This is primarily due to a decline of two non-food accounts.

The Company believes the current mandated terms "treated by irradiation" or "treated with radiation" produces the obligation for the Government to educate the consumer about the meaning of the word "irradiation". To that end, the Company is requesting that Government Officials make available funds for consumer education under the "food safety initiative" sponsored by the Clinton Administration.

Liquidity and Capital Resources
-------------------------------

Although the Company has a negative working capitol of $36,125, management believes that the special alliance that the Company has with Nordion should assist the Company's survival as a going entity until government agencies permit the Company to irradiate meat, poultry and shellfish.


                               OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 1999               FOOD TECHNOLOGY SERVICE, INC.

                                     /S/ E. W. (Pete) Ellis
                                  ---------------------------------
                                  E.W. (Pete) Ellis, President and
                                  Chief Executive Officer


                                    /S/ Harley W. Everett
                                 ------------------------------------
                                     Harley W. Everett, CFO