Form 10-Q
period 1999-09-30
FOOD TECHNOLOGY SERVICE INC
filed 1999-10-28
CIK 868267

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 1999   Commission File Number  0-19047

INCORPORATED IN FLORIDA                     IRS IDENTIFICATION NO.  59-2618503

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


"Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."



                                     Outstanding as of September 30,
Class                                   1998                  1999
-----                                  ------                ------
Common Stock, $.01 Par Value       10,075,549 Shares     10,271,601 Shares

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                                BALANCE SHEET

                                          SEPTEMBER 30,          DECEMBER 31,
                                             1999                    1998
                                          ------------           -----------
                                          (unaudited)                  *
                    ASSETS
                    ------

Current Assets:
  Cash                                     $    23,522        $      6,046
  Accounts Receivable                           40,108              22,824
  Inventory                                      5,318               8,452
                                            ----------          ----------
    Total Current Assets                        68,948              37,322

Property and Equipment:
  Cobalt                                     1,310,272           1,310,272
  Furniture and Equipment                    1,659,856           1,659,149
  Building                                   2,883,675           2,883,675
  Less Accumulated Depreciation             (2,416,616)         (2,216,725)
                                            ----------          ----------
    Total Property and Equipment             3,437,186           3,636,371

Land                                           171,654             171,654

Other Assets:
  Deposits                                       5,000               5,000
                                            ----------          ----------
TOTAL ASSETS                                $3,682,788         $ 3,850,347
                                            ==========          ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
  Accounts Payable                          $   44,339        $     57,625
  Payroll Taxes                                     65                   0
  Revolving Credit Line                        175,000              75,000
                                            ----------          ----------
    Total Current Liabilities                  219,404             132,625

Financing Agreement and Debenture Payable      909,949             850,201

Stockholders' Equity:
  Common Stock $.01 par value,
  20,000,000 shares authorized
  10,271,601 shares 1999                       102,716
  10,075,549 shares 1998                                           100,900
  Paid in Capital                           11,319,172          10,982,963
  Deficit Accumulated During Development    (8,868,454)         (8,216,342)
                                            ----------          ----------
                                             2,553,434           2,867,521

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $3,682,788         $ 3,850,347
                                            ==========         ===========

* Condensed from audited financial statements

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS


                                      December 11, 1985      For the Quarter
                                     (Inception) Through    Ended September 30,
                                     September 30, 1999    1999         1998
                                         (unaudited)    (unaudited)  (unaudited)
                                       ----------------  ----------   ---------

Net Sales                                 $ 2,016,601   $ 113,899     $ 191,753
   Operating Expenses:                      2,327,658     100,474       101,829
                                            ---------    ---------      --------
      Income (Loss) from Operations          (311,057)     13,425        89,924

General Administrative and Development      4,987,564     123,126       138,038
   Depreciation                             2,422,190      66,091        68,317
   Interest Expense                         1,706,517      25,474        20,151
                                            ---------     -------       -------
      Net Loss Before Income Taxes         (9,427,328)   (201,266)     (136,582)

Other Income (Expense):
   Foreign Exchange Gain                      460,117
   Interest Income                            188,898
   Other                                      (90,089)
                                           ----------   ---------     --------
     Loss Before Income Taxes              (8,868,402)   (201,266)     (136,582)

Income Taxes
                                            ----------   ---------     --------
Net Loss                                  $(8,868,402)  $(201,266)    $(136,582)

Net Loss per Common Share                 $      (.86)  $    (.02)    $    (.01)



NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.


The results of operations for the three month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.)
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                                                           For the Nine Month
                                     December 11, 1985       Period Ended
                                    (Inception) Through      September 30,
                                     September 30, 1999   1999         1998
                                         (unaudited)   (unaudited)  (unaudited)
                                     ----------------    ----------   ---------


Net Sales                                $  2,016,601   $ 243,690     $ 438,637
  Operating Expenses:                       2,327,658     246,905       228,730
                                            ---------    --------      --------
    Income (Loss) from Operations            (311,057)     (3,215)      209,907

General Administrative and Development      4,987,564     379,459       366,777
  Depreciation                              2,422,190     199,891       206,748
  Interest Expense                          1,706,517      69,496        50,664
                                            ---------    --------      --------
    Net Loss Before Income Taxes           (9,427,328)   (652,061)     (414,282)

Other Income (Expense):
  Foreign Exchange Gain                       460,117
  Interest Income                             188,898
  Other                                       (90,089)
                                            ----------   ---------     --------

    Loss Before Income Taxes               (8,868,402)   (652,061)     (414,282)

Income Taxes

Net Loss                                 $ (8,868,402)  $(652,061)   $ (414,282)

Net Loss per Common Share                $       (.86)  $    (.06)   $     (.04)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS

                                      December 11, 1985    Nine Months Ended
                                     (Inception) Through     September 30,
                                     September 30, 1999    1999         1998
                                         (unaudited)   (unaudited)  (unaudited)
                                     ----------------    ----------  ---------
Cash Flows from Operations:
  Sales Income Received                   $ 1,917,275   $ 226,355   $ 434,471
  Interest Received                           188,898                       1
  Interest Paid                               (27,141)     (9,748)
  Cash Paid for Operating Expenses         (6,939,302)   (636,450)   (642,183)
                                           -----------   ---------   ---------
                                           (4,806,270)   (419,843)   (207,711)

Cash Flows from Investing:
  Property & Equipment Purchase            (6,044,408)       (705)     (4,270)
  Deposits                                     (5,000)
  Collection of Notes Receivable              489,300
  Sale of Equipment                            10,500
                                           -----------   --------     -------
                                           (5,549,607)       (705)     (4,270)

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock        6,326,159     338,025      30,000
  Offering Cost                              (483,959)
  Short Term Loan                             (52,450)
  Proceeds from Borrowing                   4,609,649     100,000      220,732
  Purchase of Common Stock                    (20,000)
                                            ----------   --------     -------
                                           10,379,399     438,025     250,732

Net Increase (Decrease) in Cash                23,522      17,477      38,751
Cash at Beginning of Period                                 6,045      12,231
                                            ---------   ---------   ---------
Cash at End of Period                     $    23,522   $  23,522   $  50,982
               ___________________________________________________

Reconciliation of Net Loss to Net Cash
  Net Loss                                $(8,868,403)  $(652,061)  $(414,280)

Adjustments to Reconcile Net Loss to Cash Used:
  Imputed Interest on Finance Agreement       432,199                  48,947
  Depreciation                              2,422,190     199,891     206,748
  Foreign Exchange Gain                      (460,117)
  (Increase) Decrease in Receivables          (40,108)    (17,335)     (4,166)
  Increase (Decrease) in Payables             165,627     (13,220)    (44,960)
  Equity in Net Loss of Affiliate             104,489
  Value of Stock Issued for Services & Int. 1,440,293      59,748
  (Gain) Loss on Sale of Equipment              2,877
  (Increase) Decrease in Inventory             (5,317)     (3,134)
                                           -----------   ---------   ---------
Cash Used by Operating Activities         $(4,806,270)  $ (419,843)  $(207,711)

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)


                           STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                     Common Stock   Paid-In Capital   Deficit
                                     ------------   ---------------   -------

      1998 (unaudited)

Balance, January 1, 1998              $ 100,522      $10,923,339   $(7,594,886)

Sale of 23,333 Shares of Stock
for $30,000                                 233           29,767

Offering Cost to Sell Stock

Net Loss for Period                                                   (414,280)
                                      ---------       ----------    ----------
Balance, September 30, 1998           $ 100,755      $10,953,106   $(8,009,166)
             _______________________________________________

      1999 (unaudited)

Balance, January 1, 1999              $ 100,900      $10,982,963   $(8,216,342)

Sale of 181,600 Shares of Stock
for $338,025                              1,816          336,209

Offering Cost to Sell Stock

Net Loss for Period                                                   (652,060)
                                      ---------       ----------     ----------
Balance, September 30, 1999           $ 102,716      $11,319,172   $(8,868,402)


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30 of each year: 10,075,549 (1998) and 10,271,611 (1999).

(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.



FOOD TECHNOLOGY SERVICE, INC.

Management's Analysis of Quarterly Income Statements

Operations

As the Company continues to wait for the USDA to publish their regulations allowing the Company to begin processing red meats the Company is continuing to increase its revenues from poultry and non-meat processing. The Company's revenues in the third quarter were below those in the same quarter of last year but have increased by almost 100% over the second quarter of this year and the Company expects the last quarter to continue this increase.

The USDA continues to target the end of 1999 for the published regulation and the Company has been working to have all packaging and labeling ready when the regulation is finished.

The Company continues to work with the Florida Department of Health to design and implement a consumer information program to inform the public about the health benefits available from irradiated meat and seafood. The Company, with the help of the Florida Health Department, has been working with the Florida delegation in Washington to request that the Federal Government participate in this consumer education program nationwide. The letter to the appropriate agencies should go out in October of this year. Until the public has been shown a reason to look for and demand irradiated products the Company anticipates continued losses.

Revenues for the current nine months were down by $194,947 compared to last year $438,637 vs. $243,690 due to one time revenues of $275,604 last year, but were up for the third quarter by $56,487 over the second quarter of this year, $113,899 vs. $57,412. Losses for the nine months increased by $237,781 over last year, $652,061 vs. $414,280.

Liquidity and Capital Resources

The Company currently has negative working capital of $150,456. The special alliance with MDS Nordion and the associated revolving credit line of $500,000 of which $175,000 has been used, should provide sufficient capital resources for the Company to remain a going concern until government agencies permit the
 Company to process the meats and seafood. The Company has developed the capacity to treat and protect the public from many types of food-borne illness.


                                OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


     Date: October 28, 1999     FOOD TECHNOLOGY SERVICE, INC.


                                         E. W. (Pete) Ellis

                                 ------------------------------------

                                 President and Chief Executive Officer


                                        Dana S. Carpenter

                                 -------------------------------------

                                     Asst. Corporate Secretary