Form 10KSB
period 1999-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2000-03-30
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 1999

                     Commission File No. 0-19047


                     FOOD TECHNOLOGY SERVICE, INC.
           (Exact name of Registrant as specified in its charter)

                FLORIDA                                    59-2618503
   (State of incorporation or organization)   (Employer Identification Number)

   502 Prairie Mine Road, Mulberry, FL         33860
   (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (863)425-0039
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Registrant's operating revenues for its most recent fiscal year were $387,966.

    As of December 31, 1999, 10,316,201 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (5,001,533 shares) was approximately $30,324,294 based on the market price at that date.


                          DOCUMENTS INCORPORATED BY REFERENCE

                                       None

                       TABLE OF CONTENTS


PART I                                                                 PAGE NO.

Item 1   Business ..........................................................1

Item 2   Properties.........................................................5

Item 3   Legal Proceedings..................................................6

Item 4   Submission of Matters to a Vote of Security Holders................6

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters................................................7

Item 6   Management's Discussion and Analysis...............................7

Item 7   Financial Statements.............................................. 9

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................... 9

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................10

Item 10  Executive Compensation............................................11

Item 11  Security Ownership of Certain Beneficial Owners and Management....14

Item 12  Certain Relationships and Related Transactions....................15

Item 13  Exhibits and Report on Form 8-K...................................15

                                 PART I

Item 1. Business
----------------

    Food Technology Service, Inc., (the "Company"), was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida, that uses gamma radiation produced by Cobalt 60 to treat or process various foods for insect disinfestation, shelf life extension and control of certain disease causing microorganisms. Operations commenced in January 1992 upon completion of it's facility.

    Since 1992 numerous delays have been encountered in gaining the necessary FDA and USDA approvals, and revenues to date have been nominal as a result. Revenues for 1999 were $387,966 of which approximately 41% was attributable to the processing of seasonings and spices, 20% to packaging materials and 21%to testing products for others.

    The benefits of irradiation in preventing food-borne illness are well-known. Food irradiation is supported by the United States Department of Agriculture ("USDA"), the World Health Organization, the United States Public
 Health Service, the American Medical Association, the Institute of Food Technologists, and reputable scientific and medical organizations throughout America. In addition, more than forty countries have approved the irradiation of food products. The United States Food & Drug Administration ("FDA") has approved irradiation as a safe and effective means of processing a variety of foods. To date, the FDA has approved the irradiation of (i) pork, to control trichinosis; (ii) poultry, for the control of disease-causing pathogens;
(iii) spices, for sterilization; (iv) all fresh fruits and vegetables, for insect disinfestation, and to delay maturation, which extends the shelf life of many fresh fruits and vegetables; and (v)uncooked meat to control pathogens and extend shelf life.

    The Company expects that its success will be dependent upon the processing of poultry, meat and shellfish. The USDA published the final rules for irradiation of meat and meat products on February 22, 2000. The Company believes these rules will positively impact the Company's business in the long term, to produce profitable results for the Company's shareholders.

    Management is working diligently with meat processors, food distributors and with major retailers to get them to use this technology, which can protect consumers from dangerous pathogens. On February 16, 1999 the Company signed a Distribution and Sale Agreement with Colorado Boxed Beef Company with the purpose and intent to promote the marketing and sale of irradiated meat and poultry. On February 25, 2000 Colorado Boxed Beef Company announced that they would have irradiated products in Florida supermarkets before the summer of 2000. Food Technology Service presently irradiates meat under a special FDA approval, for the NASA Astronauts. There are currently several petitions awaiting FDA approval. The shellfish industry is waiting for FDA approval for shellfish. The egg industry is waiting for egg approval. The USDA and the Food Irradiation Coalition, of which the Company is a member, has petitioned the FDA to allow the irradiation of processed meats to control Listeria. The USDA has also petitioned the FDA to raise the maximum dose allowed for poultry and remove the requirement for non-barrier packaging for poultry.

    The Company does not intend to produce or sell foods. The Company will market its irradiation process to growers and producers, as a substitute for and/or a complement to other food processing methods, such as canning, freezing, heat pasteurization and fumigation. The cost to a customer of the Company's irradiation services will vary depending on such factors as the amount of time the customer's food products occupy the radiation chamber, the costs and availability of competing methods of food processing, and general supply and demand and other economic factors.

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

Personnel

    At December 31, 1999, the Company employed ten persons, made up of two salesmen, four administration personnel and four licensed plant operators. If and when the facility becomes fully operational, the Company anticipates that it will need to hire approximately seven additional employees for each shift the facility operates.

    Required personnel will included a shift supervisor, a controller/ scheduler, a quality assurance supervisor, a plant operator, and three loaders/unloaders. MDS Nordion, a corporation located in Kanata, Ontario, Canada, Parent of the Company ("Nordion") does all handling of the Cobalt 60 source, which occurs periodically. See "Agreements with MDS Nordion" below.

Cobalt 60 Supply

    The Company has in place approximately 800,000 thousand curies of Cobalt 60 The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must from time to time be purchased to maintain an appropriate radiation level. Nordion is the Company's sole supplier of Cobalt 60 and has agreed to sell the Company all its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that has reached the end of its useful life. Cobalt 60 is available from several sources. See "Agreements with MDS Nordion" below.

Additional Uses for Irradiation

Research Services

    The Company uses its facility to irradiate various products as required in research activities being conducted by others, including state and federal government agencies and academia.

Medical and Consumer Products

    The Company does not expect to provide irradiation treatment for medical products, because under the terms of its agreement with Nordion the Company will under some circumstances be prohibited from processing any product other than food and related products. However, if the Company's facility does not operate successfully as a food irradiation facility, it could be converted at little or no cost to a medical and consumer products irradiation facility. See "Agreements with MDS Nordion" below. In 1999, with MDS Nordion's concurrence, the Company processed a significant amount of packaging materials, making use of excess capacity without interfering with its focus on food.

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

Regulatory Matters

Regulation of Irradiated Foods

    In the United States, primary responsibility for approval of food irradiation rests with the FDA. No irradiated food can be sold, unless the FDA has found that irradiation of a particular food, at specified doses, is both safe and generally effective for the intended purpose. To date, the FDA has approved the irradiation of poultry for the control of Salmonella and certain other disease causing microorganisms, the irradiation of all fresh fruits and vegetables for insect disinfestation and shelf life extension, the irradiation of spices for sterilization, and the irradiation of pork for the control of trichinosis. A petition for the approval of the irradiation of fish and shellfish is presently pending. On July 7, 1994, a petition was submitted to the FDA by the meat industry to gain approvals to irradiate all meats, so that
E. coli: 0157 H7 and other pathogens can be removed from meat products. The
FDA approved irradiation of meat products for controlling disease-causing microorganisms on December 2, 1997. On February 22, 2000 the USDA/FSIS released the final rule for the irradiation of meat and meat products.

    In general, no further approvals are necessary for the sale of irradiated fresh fruits and vegetables for shelf life-extension or quarantine treatment in the United States. However, the shipment of any irradiated food for export will be subject to the rules of the country of destination. There have been illnesses caused by bacteria and parasites in fresh foods and the dose level required for irradiation to provide safety from these organisms is higher than currently allowed and will require an additional approval from the FDA.

    Some states and countries require that certain foods be quarantined on import to prevent the establishment or spread of insects commonly carried by the food. The Company has had discussions with a number of parties regarding the use of irradiation for fruit and vegetables for export and for shipment between the southern states in the United States and has successfully irradiated products for quarantine treatment that have been accepted by California and Texas.

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

    The USDA also regulates any processing of meat and poultry, whether for irradiation, packaging or otherwise. The USDA has promulgated rules relating to such processing to ensure that the food remains safe and wholesome.
In general, such rules establish standards for the implementation of the approval established by the FDA, and relate to such matters as good handling and processing practices. These rules deal with such matters as (i) minimum irradiation levels to assure effective treatment, (ii) temperature standards to prevent thawing of frozen foods, (iii) requirements for the separation of processed from non-processed foods, and (iv) labeling requirements. The USDA has already adopted rules relating to irradiation processing of pork, poultry and has now finalized the regulations for the processing of meat products.

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

Agreements with MDS Nordion

    The Company, in September 1990, entered into an agreement with MDS Nordion, whereby Nordion agreed to supply the Company with all of the equipment necessary to operate its irradiation facility, including 400,000 curies of Cobalt 60. The total purchase price for the equipment and cobalt was approximately $2,400,000, of which $400,000 was paid and the balance of approximately $2,000,000 was scheduled to become due and payable, without interest, on September 4, 1994.
The balance of this debt including accrued interest at December 31, 1999 is $954,476. Nordion has agreed to extend the date for repayment of the balance of this indebtedness, and accrued interest, to January 5, 2000. This indebtedness is convertible into common stock with a conversion rate of $.80 per share for the balance of the original loans ($378,598). For all cash advances and interest accrued after August 1, 1997 the conversion option is at 70% of the closing price the day prior to the execution of the option. For terms of the Agreement, reference is made to Note D of the Notes to Financial Statements.

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

    In addition to the 1 million curies of Cobalt 60, which were supplied the Company in 1990 and 1991, Nordion, has stored an additional amount of Cobalt 60 at the Company's facility; in anticipation that it would be needed in the Company's operations. See Item 6 Management's Discussion and Analysis and Note H of the Notes to Financial Statements. Due to the decline in level of radioactivity as a result of decay, there is currently available approximately 800,000 curies both owned and stored. Although the additional Cobalt-60 is located on the Company's premises and available to it for use in processing, title to this Cobalt-60 continues to be held by Nordion and may be removed by Nordion in its discretion at any time.

    In 1999 Nordion agreed to guarantee a line of credit of $500,000 from a bank. On December 31, 1999 $250,000 of this amount is available to fund 2000 operations.

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

    The Company's irradiation facility and executive office comprises approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's irradiation processing plant consists of a radiation source, an automated conveying system, and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" position, will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport foods to and from the processing chamber. The Company's facility is designed to operate 24 hours a day, seven days a week. Although the Company currently has available approximately
800,000 thousand curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

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

Item 3. Legal Proceedings
-------------------------
  None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
  None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

(a) The following table shows the range of closing bid prices for the Company's Common Stock in the NASDAQ SmallCap market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, markdown, or commissions and do not necessarily represent actual transactions.

                                                              BID PRICES
                                                              ----------
         1999                                                High      Low
         ----                                                ----      ---
     First Quarter                                          $6.219   $2.25
     Second Quarter                                          5.50     2.938
     Third Quarter                                           6.68     2.50
     Fourth Quarter                                          8.625    3.375

         1998
         ----
     First Quarter                                          $6.00    $2.56
     Second Quarter                                          6.00     3 50
     Third Quarter                                           4.18     2.50
     Fourth Quarter                                          4.62     2.00

(b)  Approximate Number of Equity Security Holders.
     ----------------------------------------------

      As of December 31, 1999, the approximate number of beneficial holders of Common Stock of the Company was approximately 3,500.

(c)  Dividend History and Policy
     ---------------------------

      The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6. Management's Discussion and Analysis
--------------------------------------------

Plan of Operations

    The Company completed construction of its irradiation facility in Mulberry, Florida in December 1991 and the facility became operational on January 24, 1992. For the reasons set forth below, the Company is still in the developmental stage. The plant was constructed to irradiate fruits and vegetables for the primary purpose of extending shelf life and poultry to control salmonella and other illness causing bacteria. Soon after the commencement of operations, it was recognized that the success of the Company would be dependent on the irradiation of poultry and red meats. This was due to the fact that most of the fresh fruits and vegetables are pre-sold in the Florida area where the extension of shelf life is not necessarily a help for the fruit and vegetable growers. In addition, although the FDA has approved the use of irradiation for the extension of shelf life, the USDA Animal and Plant Health Inspection Service (APHIS) has not completed their approval for the use of irradiation for post harvest quarantine treatment. As a result, Japan, a large importer of grapefruit, has declined to consider irradiation as a quarantine treatment until approval is obtained from the USDA.

    Although the rules for the irradiation of poultry were finalized by the
U. S. Department of Agriculture and published in the Federal Register on September 22, 1992, the Company is still awaiting FDA approval for standard packaging material for retail poultry. During 1997 the FDA approved the use of a white tray for meat products. While awaiting action by the FDA and the USDA, the Company's revenue (approximately $387,966 for 1999) has been realized primarily from the processing of food ingredients, seasonings and spices, food packaging materials and from testing the processing of various other food commodities. The red meat industry, which has been faced with pathogen problems such as E. Coli:0157 H7 supported a petition to irradiate all meats that was approved by the FDA on December 7, 1997. On February 22, 2000 the USDA/FSIS published the final regulation.

    At December 31, 1999, the Company had negative working capital of ($156,390) and cash of approximately $21,000. The loss from operations for the year ended December 31, 1999 was $862,631. Operating costs in 1999 were approximately $892,752, up from $863,339 in 1998. The increase in operating costs resulted primarily from an increase in marketing and promotion. The increase in personnel was due primarily to an attempt by the Company to increase contact with potential customers whereas the increase in marketing and promotion supported the additional personnel. The Company believes that increased revenues will have a positive impact on the negative gross margins since processing costs and General, Administrative and Developmental costs will not increase significantly as a result of an increase in revenue.

    On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 700,000 curies were returned, and 1,460,000 curies decayed, leaving approximately 440,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations; however, such cobalt has not been needed because of low processing volume due to the lack of necessary Governmental approvals and marketing demand. Due to physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $230,000, $200,000 and $150,000 for the years ended December 31, 1997, 1998 and 1999, respectively (approximately $1,980,000 from inception through December 31, 1999). The net losses for such periods would have been $1,236,981, $821,456 and $1,018,824 respectively ($11,065,166 from inception through December 31, 1999). At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.

    At December 31, 1999, the Company's outstanding debt amounted to $1,204,476 which consisted of a financing agreement with Nordion due January 5, 2000 plus interest at prime plus 1% and as convertible debenture payable to Nordion due January 5, 2001 plus interest at prime plus 1%. The debt amount includes a credit line of $250,000.

    To fund its operations during 1999, the Company sold 226,200 shares for $438,725 in a private sale of shares of Common Stock and from increases in notes payable. It is not expected that income from operations will be sufficient in the foreseeable future to cover the Company's operating costs.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

    None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------

Directors and Executive Officers of the Company.

    As of December 31, 1999, the Directors and Executive Officers of the Company are as follows:

Name                       Age            Position with the Company
----                       ---            -------------------------

E. W. (Pete) Ellis         58             President/Chief Executive Officer/
                                          Director

Harley W. Everett          51             Chief Financial Officer

Frank M. Fraser            66             Director

John Hammond               61             Director

R. Craig Hunter            48             Director

David Nicholds             52             Director

Paul O'Neill               61             Director

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

    Frank M. Fraser has served as a Director of the Company from May 1992 through September 1993. He was reelected as a Director in July 1996. In June 1964, Mr. Fraser joined Atomic Energy of Canada Limited (now MDS Nordion) as a project engineer. He was Vice President of Market Development at Nordion prior to his retirement in 1998. He is past Chairman of the Association of Industrial Irradiators International and has Chaired the International Meeting on Radiation Processing.

    John Hammond has served as a Director of the Company since February 9, 1999. Mr. Hammond has 29 years of food business experience with Central Soya, Inc., ConAgra and, for the last 9 years, with Hillandale Farms.

    R. Craig Hunter has served as a Director of the Company since September 1998. He is Vice President of Business Development of MDS Nordion's Industrial Irradiation Business Unit. Prior to this, he spent six (6) years in the cosmetics industry; half of that time running Kolmar Laboratories' operation in Sydney, Australia and then as Vice President International at Kolmar Laboratories Inc.

    David Nicholds has served as a Director of the Company since September 1998. He is the Vice President, General Counsel and Corporate Secretary of MDS Nordion. He joined MDS Nordion in 1989.

    Paul O'Neill has served as a Director of the Company from August 1992 through September 1993. He was reelected as a Director in July 1996. He is currently retired. From January 1985 to March 1992, Mr. O'Neill was President, Chief Executive Officer and a Director of Nordion. From September 1978 to January 1985 he was Chief Financial Officer of Atomic Energy Canada Limited and Corporate Executive Vice President from February 1982 to January 1985.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

    The Company believes that the reporting requirements, under Section 16(a) of the Exchange Act, for all its executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company were satisfied except as follows: Nordion, owners in excess of 10% of the companies outstanding shares of common stock, filed one Form 4 report one month late, covering an aggregate of 18 transactions.

Director Meetings and Committees
--------------------------------

    During the year ended December 31, 1999, the Board of Directors of the Company held a total of four (4) meetings. Each of the Directors attended more than 75% of the total number of meetings of the Board of Directors

    The Board of Directors has a standing Audit Committee, which is the only committee of the Board. The Audit Committee is responsible for recommending to the Board of Directors the engagement or discharge of the independent public accountants, meeting with the independent public accountants to review the plans and results of the audit engagement, approving the services to be performed by the independent public accountants, considering the range of the audit and non-audit fees, reviewing the adequacy of the Company's system of internal accounting, reviewing the scope and results of the Company's internal audit procedures. The Audit Committee is comprised of Messrs. Hammond and O'Neill. The Audit Committee met once during 1999.

Item 10. Executive Compensation
-------------------------------

Compensation of Directors
-------------------------

    On February 9, 1999 the Board of Directors approved an option plan for non-employee Directors. Under the plan, non-employee Directors receive options to purchase 3,000 shares per year plus 1,000 shares per meeting attended. Such options are granted in January of each year at the quoted market price at the beginning of the previous year and must be exercised on or before five years from the date of grant. The options are granted pro rata if a Director terminates during the year. Non-employee Directors are also reimbursed for out-of-pocket expenses.

Compensation of Chief Executive Officer
---------------------------------------

    The following tables set forth certain information relating to the compensation earned by the Chief Executive Officer of the Company for the years indicated. No officer received compensation in excess of $100,000 for the past year.

                          Summary Compensation Table

                                                              Long-Term
                                                             Compensation
                                                                Awards
                                                                ------
                                                                     Securities
                               Annual Compensation       Restricted  Underlying
                               Year       Salary($)        Stock     Options(#)
                               ----  ------------------- ---------- -----------
E. W. (Pete) Ellis
 President and
 Chief Executive Officer(1)   1999        $ 70,000
                              1998        $ 70,000                10,000 shares
                              1997        $ 70,000
___________

(1) On December 9, 1996 the Company entered into a five-year employment agreement with Mr. Ellis which provides for an annual compensation of $70,000. In addition, Mr. Ellis was granted a five year option to purchase 100,000 shares of the Company's common stock. The option vests 20% per year commencing December 9, 1997 and is exercisable at $1.00 per share, the fair market value on the date of grant.

Option Exercises in 1999

     The following table sets forth information regarding options exercised during the Company's last fiscal year and the value of unexercised options at December 31, 1999. The market value price on that date was $6.063.

                     Aggregate Option Exercises in Last Fiscal Year
                            and Year End Option Values

                                            Number                 Value
                                       of Unexercised         of Unexercised
                                         Securities                in-the
                                         Underlying             Money Option
                                           Options               At Year End
                                         At Year End               (1)(3)
                                        -------------         --------------
              Shares
             Acquired    Value
                On     Realized
    Name     Exercise    (1)     Exercised  Unexercised  Exercised  Unexercised
    ----     --------  --------  ---------  -----------  ---------  -----------

E.W. (Pete)
Ellis         36,000  $123,000(2)   -0-        54,000       -0-       $262,902
___________

   (1) Value calculated by determining the difference between the fair market value of the Common Stock underlying options and the exercise or base price of the options at exercise or at the fiscal year end, as appropriate.

   (2) The exercise prices were $1.00 for 32,000 shares with a fair market value of $3.25 for 8,000 shares on May 11, 1999, $4.50 for 12,000 shares on October 13, 1999, and $5.50 for 12,000 shares on February 26, 1999. The exercise price was $2.75 for 4,000 shares with a fair market value of $4.50 for 2,000 shares on October 13, 1999, and $5.50 for 2,000 shares on February 26, 1999.

   (3) The exercise price for 48,000 shares is $1.00 and for 6,000 shares is $2.75. The fair market value was $6.063 at December 31, 1999.

Stock Option Plan
-----------------
    The Company has an Incentive and Non-Statutory Stock Option Plan covering 300,000 shares of Common Stock (the "Plan"). There are currently outstanding five-year options to purchase an aggregate of (i) 67,800 shares of Common
Stock of the Company, exercisable at $2.75 per share (granted in 1998) and (ii) 48,000 shares at $1.00 per share (granted in 1996). The options are exercisable 20% per year with the first 20% available on August 7, 1998.
ISO's and NQO's granted to an optionee terminate, 30 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or six months after termination in the event of disability, and 180 days in the event of death.

    On February 9, 1999 the Board of Directors approved an option plan for non-employee Directors. Under the plan, non-employee Directors receive options to purchase 3,000 shares per year plus 1,000 shares per meeting attended. Such options are granted in January of each year at the quoted market price at the beginning of the previous year and must be exercised on or before five years from the date of grant. The options are granted pro rata if a director terminates during the year. During 1999, 23,000 options accrued to three Directors. The difference between the option price and the market price of the shares on the dates earned was $19,205 and has been charged to income.

    The market price of the Company's Common Stock at December 31, 1999 was $6.063 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

-----------------------------------------------------------------------

    The following table sets forth as of December 31, 1999, the ownership of Common Stock of the Company of (i) all persons known by the Company to own beneficially 5% or more of such Common Stock, (ii) each current director and officer of the Company and (iii) all current directors and officers as a group, together with their percentage holdings at such date. The addresses of all holders of 5% or more of the Common Stock are included in the table.

                                          Number and Percent
                                               Of Shares
                                          Beneficially Owned
                                         At December 31, 1999
                                         --------------------
Name and Address                         Number      Percent
----------------------------             ------      -------
MDS Nordion                            5,923,626 <F1>  57.42
  447 March Road-Kanata Ontario
  Canada K2K 1X8

E. W. (Pete) Ellis                        16,000        (*)

Harley W. Everett                          7,200        (*)

Frank M. Fraser                            7,000 <F2>   (*)

John Hammond                               8,000 <F3>   (*)

Craig Hunter                           5,923,626 <F1>  57.42

David Nicholds                         5,923,626 <F1>  57.42

Paul O'Neill                               8,000 <F4>   (*)

All Directors and Officers             5,969,826 <F5>  57.87
  as a group (7 persons)

* Less than 1%

<FN1>
(1) Includes 608,958 shares of Common Stock which are issuable upon conversion of $954,476 of indebtedness owed Nordion by the Company.
    See "Business - Agreements with MDS Nordion." Messrs. Hunter and Nicholds are designees of Nordion to serve on the Company's Board of Directors. Messrs. Hunter and Nicholds own less than 1% each of the Capital Stock of Nordion and they disclaim beneficial ownership of the Common Stock of the Company which Nordion owns or has the right to acquire. Approximately 100% of the outstanding shares of Nordion's common stock is owned by MDS Inc.
    a Canadian Corporation, whose shares are traded on the Toronto Stock Exchange and MDS Laboratories Inc, a subsidiary of MDS Inc.
<FN2>
(2) Includes 7,000 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN3>
(3) Includes 8,000 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN4>
(4) Includes 8,000 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN5>
(5) Includes shares underlying options which are currently exercisable or exercisable within the next sixty (60) days and shares underlying convertible debt.

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

    (b)  Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999


                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the thirtieth day of March 2000.

                                 FOOD TECHNOLOGY SERVICE, INC.


                                 By:    /S/ E.W. (Pete) Ellis
                                    ---------------------------
                                    E.W. (Pete) Ellis, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                 Name                       Title                     Date
                 ----                       -----                     ----

  /S/  E.W. (Pete) Ellis            Chief Executive Officer     March 30, 2000
---------------------------             and Director
E.W. (Pete) Ellis

  /S/  Harley W. Everett             Chief Financial and        March 30, 2000
---------------------------          Accounting Officer
Harley W. Everett

  /S/  Frank M. Fraser               Director                   March 30, 2000
---------------------------
Frank M. Fraser

  /S/  John Hammond                  Director                   March 30, 2000
---------------------------
John Hammond

  /S/  R. Craig Hunter               Director                   March 30, 2000
---------------------------
R. Craig Hunter

  /S/  David Nicholds                Director                   March 30, 2000
---------------------------
David Nicholds

  /S/  Paul O'Neill                  Director                   March 30, 2000
---------------------------
Paul O'Neill

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FINANCIAL STATEMENTS


             Report of Independent Certified Public Accountants

             Financial Statements

             Balance Sheets - December 31, 1999 and 1998

             Statements of Operations - Years Ended December 31, 1999,
              1998 and 1997 and from December 11, 1985 (Inception) through December 31, 1999

             Statement of Stockholder's Equity - December 11, 1985
              (Inception) through December 31, 1999

             Statements of Cash Flows - Years ended December 31, 1999,
              1998, and 1997 and from December 11, 1985 (Inception) through December 31, 1999

             Notes to Financial Statements

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Food Technology Service, Inc.

We have audited the accompanying balance sheets of Food Technology Service, Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, Stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

We previously audited the balance sheets at years ended December 31, 1985 through 1996 and the related statements of operations, Stockholders' equity, and cash flows for the years then ended (none of which are presented herein) and we expressed a qualified opinion because of the substantial doubt about the Company's ability to continue as a going concern. The cumulative data from December 11, 1985 (inception) through December 31, 1999 appearing on the statements of operations, Stockholders' equity and cash flows has been compiled from such financial statements and the statements presented herein. In our opinion, the cumulative data is fairly stated in all material respects in relation to the financial statements from which it was derived.

                                        FAIRCLOTH & ASSOCIATES, P.A.

Tampa, Florida
February 29, 2000

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEETS


                                                      December 31,
                                               1999                 1998
                                            ----------           ----------

                                   ASSETS
                                   ------

Current Assets:
  Cash                                         $20,937               $6,046
  Accounts Receivable                           51,125               22,824
  Due from Employees                            66,175
  Inventory                                      3,886                8,452
                                             ---------           ----------
    Total Current Assets                       142,123               37,322

Property and Equipment:

  Building                                   2,883,675            2,883,675
  Cobalt                                     1,310,272            1,310,272
  Furniture and Equipment                    1,659,854            1,659,149
  Less Accumulated Depreciation             (2,482,167)          (2,216,725)
                                            ----------           ----------

                                             3,371,634            3,636,371

  Land                                         171,654              171,654
                                            ----------           ----------

    Total Property and Equipment             3,543,288            3,808,025


Other Assets:                                    5,000                5,000
                                            ----------           ----------

    Total Assets                            $3,690,411           $3,850,347
                                            ==========           ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEETS


                                                      December 31,
                                               1999                 1998
                                            ----------           ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable                             $48,513              $57,625
  Revolving credit line                        250,000               75,000
                                            ----------           ----------
    Total Current Liabilities                  298,513              132,625

Financing Agreement and
  Debenture Payable                            954,476              850,201

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
   20,000,000 Shares, Outstanding 10,316,201
   Shares in 1999 and 10,090,001 in 1998       103,162              100,900

  Paid-In Capital                           11,438,631           10,982,963
  Deficit Accumulated During
    Development Stage                       (9,104,371)          (8,216,342)
                                            ----------           ----------

                                             2,437,422            2,867,521
Commitments and Contingencies
  (Note B and I)

    Total Liabilities and
      Stockholders' Equity                  $3,690,411           $3,850,347
                                            ==========           ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                                STATEMENTS OF OPERATIONS


                                                                   December 11,
                                                                       1985
                                                                   (Inception)
                                         Year Ended                  Through
                                         December 31,              December 31,
                              1997          1998         1999          1999
                           ----------    ----------   ----------    ----------

Net Sales                   $191,291      $562,552     $387,966     $2,160,877
                          ----------    ----------    ---------      ---------
Processing Costs             241,597       323,918      304,028      2,384,781

General, Administrative
 and Development             435,871       539,421      588,724      5,196,829

Depreciation                 284,856       274,449      265,442      2,487,741

Interest Expense             291,336        75,337       92,403      1,729,424
                          ----------    ----------    ---------     ----------
                           1,253,660     1,213,125    1,250,597     11,798,775
                          ----------    ----------    ---------     ----------

  Loss from Operations    (1,062,369)     (650,573)    (862,631)    (9,637,898)

Other Income (Loss):
  Interest Income                  3                                   188,897
  Miscellaneous                                                         14,400
  Foreign Exchange            99,913        29,117      (25,398)       434,719
  Equity in Net Loss of
  Affiliate                  (44,527)                                 (104,489)
                          ----------    ----------   ----------     ----------

Loss before Income Taxes  (1,006,980)     (621,456)    (888,029)    (9,104,371)

Income Taxes                       0             0            0              0
                          ----------    ----------   ----------     ----------

  Net Loss               ($1,006,980)    ($621,456)   ($888,029)   ($9,104,371)
                          ==========    ==========   ==========     ==========

Net Loss Per Common Share     ($0.16)       ($0.06)      ($0.09)        ($0.89)
                          ==========    ==========   ==========     ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                               FOOD TECHNOLOGY SERVICE, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF CASH FLOWS


                                                                   December 11,
                                                                       1985
                                                                   (Inception)
                                          Year Ended                 Through
                                          December 31,             December 31,
                                 1997        1998          1999        1999
                              ----------  ----------    ---------- -----------

Cash Flows from Operations:
  Cash Received from Customers $193,698    $566,234      $358,341   $2,103,261
  Interest Received                   3                                188,897
  Interest Paid                    (793)     (2,346)      (13,526)     (30,919)
  Cash Paid for Operating
    Expenses                   (624,924)   (891,536)     (872,219)  (7,175,071)
                               --------    --------      --------   ----------
                               (432,016)   (327,648)     (527,404)  (4,913,8320

Cash Flows from Investing:
  Land Acquisition                                                    (171,654)
  Construction in Progress                                          (2,663,116)
  Deposits                                                              (5,000)
  Collection of Notes
    Receivable                                                         489,300
  Purchase of Equipment          (4,638)     (4,269)         (705)  (3,209,637)
  Sale of Equipment                                                     10,500
                               --------    --------      -------    ----------
                                 (4,638)     (4,269)         (705)  (5,549,607)

Cash Flows from Financing
  Activities:
  Proceeds from Sale of
    Common Stock                267,781      30,000       368,000    6,356,135
  Offering Costs                                                      (483,959)
  Proceeds from Borrowing       155,000     295,732       175,000    4,684,650
  Payment of Loans                                                     (52,450)
  Purchase of Common Stock                                             (20,000)
                               --------    --------      --------    ---------
                                422,781     325,732       543,000   10,484,376

Net Increase (Decrease) in
  Cash                          (13,873)     (6,185)       14,891       20,937

Cash at Beginning of Year        26,104      12,231         6,046
                               --------    --------      --------    ---------

Cash at End of Year             $12,231      $6,046       $20,937      $20,937
                               ========    ========      ========    =========


                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CASH FLOWS


                                                                   December 11,
                                                                      1985
                                                                   (Inception)
                                            Year Ended               Through
                                            December 31,           December 31,
                                 1997         1998         1999        1999
                              ---------    ---------    ---------  ------------


Reconciliation of Net Loss to
  Net Cash Used by Operations:
  Net Loss                  ($1,006,980)   ($621,456)   ($888,029) ($9,104,371)

Adjustments to Reconcile
  Net Loss to Cash Used:
  Depreciation                  284,856      274,449      265,442    2,487,741
  Loss on Sale of Equipment                                              2,877
  Imputed Interest on
    Financing Agreement                                                432,199
  Foreign Exchange (Gain) Loss  (99,913)     (29,117)      25,398     (434,719)
  (Increase) Decrease in
    Receivables                   5,586       11,921      (28,301)     (51,124)
  (Increase) Decrease in Inventory            (8,452)       4,566       (3,886)
  Increase (Decrease) in
    Payables and Accruals        62,643       15,007       (9,112)     169,785
  Value Ascribed to Stock
   Issued for Services and Int. 277,265       30,000      102,632    1,483,177
  Equity in Net Loss
    of Affiliate                 44,527                                104,489
                            -----------   ----------    ---------   ----------
Net Cash Used by Operating
  Activities                  ($432,016)   ($327,648)   ($527,404) ($4,913,832)
                            ===========   ==========    =========   ==========


Supplemental schedule of noncash investing and financing activities.

In 1991 and 1992 the Company purchased $2,800,383 of equipment and cobalt under the terms of a financing agreement for $2,400,383 and $400,000 in cash
(Notes C and D).

During 1995, 1996 and 1997 the Company issued common stock for debt in the amounts of $65,000, $330,000 and $2,880,000 respectively (Note F).

During 1999 the Company issued common stock for receivables of $66,175.



                        SEE NOTES TO FINANCIAL STATEMENTS

                              FOOD TECHNOLOGY SERVICE, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF STOCKHOLDERS' EQUITY


                                             Common       Paid-In
                                              Stock       Capital      Deficit
                                            ----------   ----------   ---------
December 11, 1985 (Inception)
 to December 31, 1996:

  Sale of 2,035,000 Shares of Stock in
    January 1986 for $37,435 in Cash,
    $36,000 in Notes and for Services         $20,350      $58,120

  Sale of 77,000 Shares of Stock in January
    and February 1986 for $192,500 in Cash        770      191,730

  Purchase of 8,000 Shares of Stock
    for $20,000                                   (80)     (19,920)

  Sale of 69,000 Shares of Stock for $690
    to Investors who Previously Purchased
    Stock for $2.50 per Share                     690

  Surrender of 338,500 Shares by Founding
    Shareholders for No Compensation in 1988   (3,385)       3,385

  Sale of 451,500 Shares of Stock for
    $1,354,500 in Cash and Notes in 1989        4,515    1,349,985

  Sale of 483,321 Shares of Stock for
    $2,166,508 in Cash in 1990                  4,833    2,161,675
  Offering Cost to Sell Stock                             (422,460)

  Sale of 228,474 Shares of Stock for
    $1,440,825 in Cash and Services in 1992
    and 1993                                    2,285    1,438,540
  Offering Cost to Sell Stock                              (50,250)

  Sale of 37,808 Shares of Stock
    for $214,850 in Cash and Services in 1994     378      214,472

   Issuance of 17,416 Shares of Stock
     for Stock in Nations Pride in 1994           174      104,320

  Sale of 733,659 Shares of Stock
    for $591,401 in Cash and Services in 1995   7,337      584,064
  Offering Cost to Sell Stock                              (25,500)
                                             --------    ---------
  Balance Forward                             $37,867   $5,588,161
                                             ========    =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                              FOOD TECHNOLOGY SERVICE, INC
                             (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF STOCKHOLDERS' EQUITY
                                      (CONTINUED)


                                            Common      Paid-In
                                             Stock      Capital      Deficit
                                          ----------   ----------   ---------

  Balance Forward                          $37,867    $5,588,161

  Exchange of 612,945 shares for $892,257
    of Debt and Accrued Interest in 1995     6,129       886,128

  Sale of 517,531 Shares of Stock
    for $414,025 in Cash in 1996             5,175       408,850

  Exchange of 833,130 shares for $666,505
    of Debt and Accrued Interest in 1996     8,332       658,173

  Net Loss, December 11, 1985
   (Inception) to December 31, 1996                                ($6,587,906)
                                         ---------    ----------    ----------

Balance, December 31, 1996                  57,503     7,541,312    (6,587,906)

  Sale of 399,102 Shares of Stock
    for $302,781 in Cash and Services        3,991       298,790

  Exchange of 3,902,830 shares for
    $3,122,265 of Debt and Accrued
    Interest                                39,028     3,083,237

  Net Loss for Year                                                 (1,006,980)
                                         ---------    ----------    ----------

Balance, December 31, 1997                 100,522    10,923,339    (7,594,886)

  Sale of 37,785 Shares of Stock
    for $60,000 in Cash and Services           378        59,624

  Net Loss for Year                                                   (621,456)
                                         ---------    ----------    ----------

Balance, December 31, 1998                 100,900    10,982,963    (8,216,342)
  Sale of 226,200 Shares of Stock
    for $438,725 in Cash and Services        2,262       436,463

Directors Stock Option Compensation                       19,205

  Net Loss for Year                                                   (888,029)
                                         ---------    ----------    ----------

Balance, December 31, 1999                $103,162   $11,438,631   ($9,104,371)
                                         =========    ==========    ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1999





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


2.  Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.


3.  Fair Value of Financial Instruments

The fair value of financial instruments has been valued at the prevailing prime interest rate plus 1%. The fair value approximates the carrying amount of long term debt.


4.  Revenue Recognition

Sales are recorded by the Company when the customer's product has been processed.

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1999

Note A - Summary of Significant Accounting Policies (continued):


5.  Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs have not been significant to date.


6.  Depreciation

Assets other than Cobalt have been depreciated using the straight-line method over the following lives for both financial statement and tax purposes:

     Building            31.5 Years

     Furniture and Equip  5-15 Years

Cobalt has been depreciated using engineering estimates from published tables under which one-half of the remaining value is written off over 5.26 year periods.

The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as of January 1, 1996. This Statement had no impact on the Company's 1997, 1998 or 1999 results of operations or financial position.


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

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1999

Note B - The Company as a Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage and has not received significant revenues and has incurred significant expenses to further this development.

Management is of the opinion that the Company will continue operations through December 31, 2000 based on the following plans and events:

The Company's supplier (Notes C and D) and major creditor, MDS Nordion, Inc., has guaranteed a line of credit of $500,000 from a bank. At December 31, 1999, $250,000 of this amount is available to fund 2000 operations.

In February, 1999 the Company entered into an agreement with a beef and poultry distributor in an attempt to increase sales. The impact of this contract cannot be determined at this time. Pursuant to this agreement on December 1, 1998 the Company granted options to purchase 150,000 shares of the Company's common stock to the distributor's shareholders. On February 26 ,1999 such options were exercised for $286,125 in cash (See Note I)

The Company can began processing certain meat products on February 23, 2000 under the provisions of new USDA regulations. The Company anticipates that revenues from processing meat and other products together with its unused credit line of $250,000 will be sufficient to cover operating costs through December 31, 2000. However there is no assurance that the anticipated revenues will be received.

Note C - Equipment and Cobalt Purchase:

As of December 31, 1991, the Company had purchased necessary equipment and Cobalt 60 from MDS Nordion, Inc. to commence plant operations for $400,000 in cash and a non-interest bearing note for $1,932,604 from MDS Nordion, Inc. On January 15, 1992, an additional supply of Cobalt 60 was shipped for a non-interest bearing note for $899,978. For accounting purposes, these notes and the related equipment and Cobalt amounts were discounted by $432,199. Such discounts were amortized as interest expense over the original life of the notes as follows:

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

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1999

Note D - Financing Agreement:

Financing agreement to supplier for $546,791 (Canadian)
$378,598 (U.S.) due January 5, 2001 plus interest at
1% over prime.                                          $378,598

Cash advances from supplier made during 1997
and 1998                                                 375,732

Accrued interest                                         200,146
                                                        --------
                                                        $954,476
                                                        ========

All interest accrued through September 30, 1997 has been converted into common stock of the Company (Note F).

The financing agreement is payable in Canadian currency. Accordingly, future fluctuations in exchange rates will effect the balance due in U.S. dollars resulting in foreign exchange gains or losses.

On November 23, 1994 the supplier agreed to extend the due date of the debt to January 4, 1996. As part of the consideration for extending the due date, the holder could, at any time, convert all or any portion of the debt at a lower of $4.05 per share, or the then current market price. In early 1996, the supplier further agreed to extend the due date of the debt to January 4, 1997 and the conversion price was changed to the lower of $.80 or the then current market price. Subsequently the supplier agreed to further extend the due date of the debt to January 5, 2001

The cash advances are convertible into common stock of the Company at 70% of the market value at date of conversion.

All sums advanced by the supplier, including accrued interest are collateralized by all assets of the Company.


Note E - Income Taxes:

The Company has unused operating loss carryforwards available at December 31, 1999 of $9,026,070 for tax purposes and $9,087,290 for financial reporting purposes. The loss carry-forwards expire as follows:

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1999

Note E - Income Taxes (continued):
                                     Amount
                    Year               Tax               Book
                    ----            --------          ---------
                    2001             $28,141            $28,141
                    2002              45,859             45,859
                    2003              73,687             73,687
                    2004              23,345             23,345
                    2005              77,909             77,909
                    2006             400,332            400,332
                    2007           1,352,015          1,352,015
                    2008           1,297,455            945,703
                    2009           1,239,590          1,239,696
                    2010           1,262,386          1,327,385
                    2011           1,048,800          1,066,986
                    2012             688,497          1,006,131
                    2018             647,342            618,226
                    2019             840,712            881,875
                                  ----------         ----------
                                  $9,026,070         $9,087,290
                                  ==========         ==========


Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 1998 and 1999 were as follows:

                                               1998               1999
                                               ----               ----

        Net operating loss carryforwards    $3,087,698         $3,396,510

        Foreign exchange                       (32,775)           (23,217)

        Stock option compensation                    0              5,932

        Equity in loss of affiliate             39,319             39,319
                                             ---------          ---------
                Net deferred tax assets      3,094,242          3,418,544

                Less - Reserve              (3,094,242)        (3,418,544)
                                            $     -0-        $     -0-
                                            ==========         ==========

The net deferred tax assets have been fully reserved because there is less than a 50% chance that they will be utilized.

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1999

Note F - Stock Offerings:

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

During 1998 the Company sold 3,333 unregistered shares for $10,000 in cash to an individual and 20,000 shares for $20,000 in cash to its President pursuant to an employment agreement. In addition 14,286 shares were issued for legal services and $30,000 was charged to operations. Also, 166 shares were exchanged for 2,000 shares of an affiliate.

During 1999 the Company sold 150,000 shares for $286,125 in cash to a beef and poultry distributor. In addition 74,200 shares were sold for $148,050 in cash and receivables pursuant to stock option plans. Also 2,275 shares with an ascribed value of $4,550 were donated to an educational institution.

All shares issued for services have been ascribed the market value on the dates they were earned.

Note G - Stock Purchase Warrants and Stock Options:

The Company's policy is to issue warrants and options at or above the market value on the issue date, except for non-employee Directors. Accordingly, compensation has been recorded for warrants or options granted only to such Directors.

On November 9, 1993 the Company granted its former President warrants to purchase 100,000 shares of stock at $8.25 per share. Such warrants expired in 1998 and 1999.

On November 11, 1996 the Company agreed to issue its President 10,000 shares for services. The Company also granted to him options to purchase up to 20,000 shares of stock per year at $1 per share during the five year period ending December 8, 2001. Such options were exercised 20,000 shares in 1998 and 36,000 shares in 1999.

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

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 1999


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

On August 25, 1992, the Board of Directors authorized and issued options to buy 122,000 shares at $8.75 per share. On August 7, 1998 the remaining 78,000 of these options were canceled and new options to purchase 105,000 shares at $2.75 per share were issued. Such price was the market value on August 7, 1998, accordingly, no compensation was charged to operations.

The options are exercisable 20% of the authorized amount immediately and 20% in each of the following four years. ISO's and NQO's granted to an optionee terminate 30 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or 180 days in the event of death or disability.

On February 9, 1999 the Board of Directors approved an option plan for non-employee Directors. Under the plan, non-employee Directors receive options to purchase 3,000 shares per year plus 1,000 shares per meeting attended. Such options are granted in January of each year at the quoted market price at the beginning of the previous year and must be exercised on or before five years from the date of grant. The options are granted pro rata if a director terminates during the year. During 1999, 23,000 options accrued to three Directors. The difference between the option price and the market price of the shares on the dates earned was $19,205 and has been charged to income.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was implemented in January, 1996. As permitted by the Standard, the Company retained its prior method of accounting for stock compensation. If the accounting provisions of Statement No. 123 had been adopted, the net impact on the 1999, 1998 and 1997 net income would not have been material.

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1999


Note G - Stock Purchase Warrants and Stock Options (continued):

Changes that occurred in options and warrants outstanding in 1999, 1998 and 1997 are summarized below:


                                1999                1998               1997
                                ----                ----               ----
                               Average             Average            Average
                               Exercise            Exercise           Exercise
                       Shares   Price     Shares    Price    Shares    Price
                      -------  --------  -------   --------  ------   --------
Outstanding at
beginning of year     403,000   $2.30    273,000    $5.73   285,500    $5.86

Granted                                  273,000    $2.29

Exercised            (224,200)  $1.94    (20,000)   $1.00

Expired/canceled      (63,000)  $7.12   (123,000)   $8.55   (12,500)   $8.75

Outstanding at
end of year           115,800   $2.02    403,000    $2.06    273,000   $5.73

Exercisable at
end of year             6,000   $2.75    200,000    $3.21    193,000   $7.69


Note H - Related Party Transactions:

The Company's supplier of Cobalt and holder of long-term debt, MDS Nordion, Inc. (Nordion) owns over 50% of the Company's outstanding common stock. See Notes C and D for purchases of Cobalt and related debt and financing. Also see Note F for stock offerings for debt, interest and cash.

                              FOOD TECHNOLOGY SERVICE, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1999


Note H - Related Party Transactions (continued):

On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 700,000 curies were returned and 1,460,000 curies decayed, leaving approximately 440,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations: however, such cobalt has not been needed because of low processing volume due to the lack of necessary Governmental approvals and marketing demand. Due to the physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $230,000, $200,000 and $150,000 for the years ended December 31, 1997, 1998 and 1999, respectively (approximately $1,980,000 from inception through December 31, 1999). The net losses for such periods would have been $1,236,981, $821,456 and $1,018,824 respectively ($11,065,166 from inception through December 31, 1999). At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.


Note I - Commitments and Contingencies:

In February, 1999 the Company entered into an agreement with a beef and poultry distributor to provide meat and poultry irradiation services. During February 1999 under the terms of the agreement the Company sold 150,000 shares of its common stock to the stockholders of the distributor for $286,125 in cash. In addition the Company agreed to grant stock options of up to 105,000 shares at
 $2.75 per share. Such options will be granted in 10,000 share increments based on 10,000 share options for each $200,000 in sales to the beef and poultry distributor for irradiation services during the two year period ending
November 30, 2000. If the agreement is still in effect on November 30, 2000 the Company agreed to grant to the stockholders of the distributor additional stock options equal to the number of options they exercised in the previous two years. The exercise price of such options will be the average closing price of the Company's common stock for the previous 20 trading days. No sales resulted from this agreement during 1999, accordingly no options were granted.