Form 10-Q
period 2000-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2000-04-28
CIK 868267

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2000    Commission File Number 0-19047
                           --------------

INCORPORATED IN FLORIDA                  IRS IDENTIFICATION NO. 59-2618503

                       FOOD TECHNOLOGY SERVICE, INC.
                 502 Prairie Mine Road, Mulberry, FL 33860
                              (863) 425-0039



     "Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report
required to be filed.   Yes X .  No   ."
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                                         Outstanding as of March 31,

      Class                               1999                  2000
      -----                               ----                  ----
Common Stock $.01 Par Value        10,243,401 Shares      10,331,201 Shares

                        FOOD TECHNOLOGY SERVICE, INC.

                        (A Development Stage Company)




                              BALANCE SHEET

                                                   MARCH 31,   DECEMBER 31,
                                                     2000         1999
                                                     ----         ----
                                                   (unaudited)       *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $    44,257  $    20,937
  Accounts Receivable                                  80,723       51,125
  Due from Employees                                   18,176       66,175
  Inventory                                             3,794        3,886
                                                   ----------   ----------
     Total Current Assets                             146,950      142,123

Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,673,876    1,659,854
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,547,898)  (2,482,167)
                                                   ----------   ----------
      Total Property & Equipment                    3,319,925    3,371,634

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000

Total Assets                                      $ 3,643,529  $ 3,690,411
                                                  ===========   ==========

           LIABILITIES AND STOCKHOLDERS EQUITY
           -----------------------------------

Current Liabilities:
  Accounts Payable                                $    14,211  $    48,513
  Revolving Credit Line                               250,000      250,000
                                                   ----------   ----------
     Total Current Liabilities                        264,211      298,513


Financing Agreement and Debenture Payable             977,397      954,476


Stockholders' Equity:

  Common Stock $.01 par value,
  200,000,000 shares authorized

  10,331,201 shares 2000                              103,312

  10,316,201 shares 1999                                           103,162
  Paid in Capital                                  11,464,191   11,438,631
  Deficit Accumulated During Development           (9,165,582)  (9,104,371)
                                                   ----------   ----------
     Total Equity                                   2,401,921    2,437,422

Total Liabilities and Stockholders' Equity        $ 3,643,529  $ 3,690,411
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.

                        (A Development Stage Company)



                           STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED MARCH 31,

                                    December 11, 1985
                                   (Inception) Through
                                      March 31, 2000    2000         1999
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)   (unaudited)

Net Sales                             $ 2,396,743    $ 235,866   $  72,348
       Processing Costs:                2,456,720       71,939      58,675
                                       ----------    ---------    --------
          Profit (Loss) from Operations   (59,977)     163,927      13,673

General Administrative and Development  5,323,574      126,745     148,941
Depreciation                            2,553,471       65,730      67,188
Interest Expense                        1,762,087       32,663      22,655
                                       ----------    ---------    --------

Profit (Loss)                          (9,699,109)     (61,211)   (225,111)

Other Income (Expense):
       Foreign Exchange Gain              434,719            0           0
       Interest Income                    188,897            0           0
       Other                              (90,089)           0           0
                                       ----------    ---------    --------
Loss Before Income Taxes               (9,165,582)     (61,211)   (225,111)

Income Taxes                                    0            0           0
                                       ----------    ---------    --------
Net Loss                              ($9,165,582)    ($61,211)  ($225,111)
                                       ==========    =========    ========
Net Loss per Common Share                  ($0.89)     ($0.006)     ($0.02)
                                       ==========    =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.

                        (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                              December 11, 1985    Three Months   Three Months
                             (Inception) Through     Ended          Ended
                               March 31, 2000     March 31, 2000 March 31, 1999
                              ------------------  -------------- --------------
                                 (unaudited)       (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received         $ 2,357,528      $   254,267      $    70,593
   Interest Received                 188,897                0                0
   Interest Paid                     (40,661)          (9,742)          (3,894)
   Cash Paid for Operating

   Expenses                       (7,407,965)        (232,894)        (240,267)
                                  ----------        ---------        ---------
                                  (4,902,201)          11,631         (173,568)

Cash Flows from Investing:
   Property & Equipment Purchase  (6,058,428)         (14,021)               0
   Deposits                           (5,000)               0                0
   Collection of Notes Receivable    489,300                0                0
   Sale of Equipment                  10,500                0                0
                                  ----------       ----------       ----------
                                  (5,563,628)         (14,021)               0

Cash Flows from Financing Activities:
   Proceeds from Sale of Common
   Stock                           6,381,845           25,710          295,475
   Offering Cost                    (483,959)               0                0
   Short Term Loan                   (52,450)               0                0
   Financing Agreement             4,684,650                0                0
   Purchase of Common Stock          (20,000)               0                0
                                  ----------       ----------       ----------
                                  10,510,086           25,710          295,475

Net Increase (Decrease) in Cash       44,257           23,320          121,907

Cash at Beginning of Period                0           20,937            6,045
                                  ----------       ----------       ----------

Cash at End of Period                $44,257          $44,257         $127,952

                                  ==========       ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Loss to Net Cash

   Net (Loss) Gain               ($9,165,582)        ($61,211)       ($225,111)

Adjustments to Reconcile Net Loss to
Cash Used:
   Imputed Interest on Finance
   Agreement                         432,199                0                0
   Depreciation                    2,553,471           65,730           67,188
   Foreign Exchange (Gain) Loss     (434,719)               0                0
   (Increase) Decrease in
   Receivables                       (80,723)          18,401           (5,649)
   Increase (Decrease) in Payables   183,483          (34,302)         (31,351)
   Equity in Net (Gain) Loss of
   Affiliate                         104,489                0                0
   Value of Stock Issued for
   Services & Interest             1,506,098           22,921           18,761
   (Gain) Loss on Sale of
   Equipment                           2,877                0                0
   (Increase) Decrease in
   Inventory                          (3,794)              92            2,594
                                  ----------       ----------       ----------
Net Cash Used by Operating
Activities                       ($4,902,201)         $11,631        ($173,568)
                                  ==========       ==========       ==========

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31,


                                    Common Stock   Paid-In Capital    Deficit

                                    ------------   ---------------    -------
   1999 (unaudited)
   ----
Balance, January 1, 1999             $   100,900     $10,982,963   ($8,216,342)

Sale of 153,400 Shares of Stock
   for $295,475                            1,534         293,941             0

Offering Cost to Sell Stock                    0               0             0

Net Loss for Period                            0               0      (225,111)
                                      ----------     -----------   -----------

Balance, March 31, 1999              $   102,434     $11,276,904   ($8,441,453)
                                      ==========      ==========    ==========


___________________________________________________________________


   2000(unaudited)
   ----
Balance, January 1, 2000             $   103,162     $11,438,631   ($9,104,371)

Sale of 15,000 Shares of Stock
   for $25,710                               150          25,560             0

Net Loss for Period                            0               0       (61,211)

                                      ----------      ----------    ----------


Balance, March 31, 2000              $   103,312     $11,464,191   ($9,165,582)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31 of each year: 10,243,401 (1999) and 10,331,201 (2000).


(b) The foregoing information is unaudited, but, in the opinion of

    Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements


Operations
----------


Results for the first quarter were up over the same period last year; sales of $235,378 vs. $72,378, an increase of $163,488, or 225%. Losses for the period were $61,211 compared to $222,777 for the first quarter last year and decrease of $161,566.

It is managements belief that the manufacturers, processors, foodservice operators and retailers will embrace the much needed food safety tool irradiation offers. We have every reason to believe that during the second quarter of this year you will see irradiated ground beef and poultry in the market place. Consumer education remains a significant challenge that will result in a successful launce of this category. The result of all major studies supports that as consumer knowledge about irradiation increases, their desire for the products increases.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, the Company has cash on hand of $44,258 and accounts receivable of $80,723. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops based upon the recent government approvals.

                               OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2000                FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ E. W. (Pete) Ellis
                                    ---------------------------------
                                    E.W. (Pete) Ellis, President and
                                    Chief Executive Officer


                                    /S/ Dana S. Carpenter
                                    ----------------------------------
                                    Dana S. Carpenter, Asst. Corporate Secretary