Form 10-Q
period 2000-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2000-07-20
CIK 868267

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months Ended June 30, 2000    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                                         Outstanding as of June 30,

      Class                               1999                  2000
      -----                               ----                  ----
Common Stock $.01 Par Value        10,271,601 Shares      10,331,201 Shares

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A Development Stage Company)

                                  PART I
                            FINANCIAL INFORMATION

                              BALANCE SHEET
                                                   JUNE 30,   DECEMBER 31,
                                                     2000         1999
                                                     ----         ----
                                                   (unaudited)      *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $     7,656  $    20,937
  Accounts Receivable                                 179,599       51,125
  Due from Employees                                   17,875       66,175
  Inventory                                             3,794        3,886
                                                   ----------   ----------
     Total Current Assets                             208,924      142,123

Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,681,631    1,659,854
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,613,510)  (2,482,167)
                                                   ----------   ----------
      Total Property & Equipment                    3,262,068    3,371,634

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000

Total Assets                                      $ 3,647,646  $ 3,690,411
                                                  ===========   ==========

           LIABILITIES AND STOCKHOLDERS EQUITY
           -----------------------------------

Current Liabilities:
  Accounts Payable                                $    47,504  $    48,513
  Revolving Credit Line                               250,000      250,000
                                                   ----------   ----------
     Total Current Liabilities                        297,504      298,513

Financing Agreement and Debenture Payable           1,001,454      954,476
Stockholders' Equity:
  Common Stock $.01 par value,
  200,000,000 shares authorized
  10,331,201 shares 2000                              103,312
  10,316,201 shares 1999                                           103,162
  Paid in Capital                                  11,464,191   11,438,631
  Deficit Accumulated During Development           (9,218,815)  (9,104,371)
                                                   ----------   ----------
     Total Equity                                   2,348,688    2,437,422

Total Liabilities and Stockholders' Equity        $ 3,647,646  $ 3,690,411
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED JUNE 30,

                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 2000     2000         1999
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)   (unaudited)

Net Sales                             $ 2,730,636    $ 333,893   $  57,412
       Processing Costs:                2,569,505      112,785      52,509
                                       ----------    ---------    --------
          Profit (Loss) from Operations   161,131      221,108       4,903

General Administrative and Development  5,500,988      177,414     142,643
Depreciation                            2,619,084       65,613      66,612
Interest Expense                        1,792,764       30,677      21,366
                                       ----------    ---------    --------

Profit (Loss)                          (9,751,705)     (52,596)   (225,718)

Other Income (Expense):
       Foreign Exchange Gain              434,719            0           0
       Interest Income                    188,897            0           0
       Other                              (90,089)           0           0
                                       ----------    ---------    --------
Loss Before Income Taxes               (9,218,178)     (52,596)   (225,718)

Income Taxes                                    0            0           0
                                       ----------    ---------    --------
Net Loss                              ($9,218,178)    ($52,596)  ($225,718)
                                       ==========    =========    ========
Net Loss per Common Share                  ($0.89)     ($0.005)     ($0.02)
                                       ==========    =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                    December 11, 1985
                                   (Inception) Through
                                      June 30, 2000     2000         1999
                                     ----------------   ----         ----
                                      (unaudited)   (unaudited)   (unaudited)

Net Sales                             $ 2,730,636    $ 569,586   $ 129,761
       Processing Costs:                2,569,505      198,843     125,223
                                       ----------    ---------    --------
          Profit (Loss) from Operations   161,131      370,743       4,538

General Administrative and Development  5,500,988      290,956     277,540
Depreciation                            2,619,084      131,343     133,801
Interest Expense                        1,792,764       63,297      44,021
                                       ----------    ---------    --------

Profit (Loss)                          (9,751,705)    (114,853)   (450,824)

Other Income (Expense):
       Foreign Exchange Gain              434,719            0           0
       Interest Income                    188,897            0           0
       Other                              (90,089)           0           0
                                       ----------    ---------    --------
Loss Before Income Taxes               (9,218,178)    (114,853)   (450,824)

Income Taxes                                    0            0           0
                                       ----------    ---------    --------
Net Loss                              ($9,218,178)   ($114,853)  ($450,824)
                                       ==========    =========    ========
Net Loss per Common Share                  ($0.89)      ($0.01)     ($0.04)
                                       ==========    =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                              December 11, 1985    Six Months     Six Months
                             (Inception) Through     Ended          Ended
                               June 30, 2000     June 30, 2000   June 30, 1999
                              ------------------  -------------- --------------
                                 (unaudited)       (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received         $ 2,591,703      $   488,442      $   117,980
   Interest Received                 188,897                0                0
   Interest Paid                     (47,239)         (16,320)          (5,670)
   Cash Paid for Operating
   Expenses                       (7,664,409)        (489,338)        (432,435)
                                  ----------        ---------        ---------
                                  (4,931,048)         (17,216)        (320,125)

Cash Flows from Investing:
   Property & Equipment Purchase  (6,066,183)         (21,776)               0
   Deposits                           (5,000)               0                0
   Collection of Notes Receivable    489,300                0                0
   Sale of Equipment                  10,500                0                0
                                  ----------       ----------       ----------
                                  (5,571,383)         (21,776)               0

Cash Flows from Financing Activities:
   Proceeds from Sale of Common
   Stock                           6,381,845           25,710          338,025
   Offering Cost                    (483,959)               0                0
   Short Term Loan                   (52,450)               0                0
   Financing Agreement             4,684,650                0           25,000
   Purchase of Common Stock          (20,000)               0                0
                                  ----------       ----------       ----------
                                  10,510,086           25,710          363,025

Net Increase (Decrease) in Cash        7,655          (13,282)          42,900

Cash at Beginning of Period                0           20,937            6,045
                                  ----------       ----------       ----------
Cash at End of Period                 $7,655           $7,655          $48,945
                                  ==========       ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Loss to Net Cash

   Net (Loss) Gain               ($9,219,224)       ($114,853)       ($450,824)

Adjustments to Reconcile Net Loss to
Cash Used:
   Imputed Interest on Finance
   Agreement                         432,199                0                0
   Depreciation                    2,619,084          131,343          133,801
   Foreign Exchange (Gain) Loss     (434,719)               0                0
   (Increase) Decrease in
   Receivables                      (197,474)         (79,860)         (11,781)
   Increase (Decrease) in Payables   235,360              915          (32,807)
   Equity in Net (Gain) Loss of
   Affiliate                         104,489                0                0
   Value of Stock Issued for
   Services & Interest             1,530,154           46,977           38,352
   (Gain) Loss on Sale of
   Equipment                           2,877                0                0
   (Increase) Decrease in
   Inventory                          (3,794)              92            3,134
                                  ----------       ----------       ----------
Net Cash (Provided)Used by
Operating Activities             ($4,931,048)        ($17,216)       ($320,125)
                                  ==========       ==========       ==========

                        FOOD TECHNOLOGY SERVICE, INC.
                        (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                    Common Stock   Paid-In Capital    Deficit
                                    ------------   ---------------    -------
   1999 (unaudited)
   ----
Balance, January 1, 1999             $   100,900     $10,982,963   ($8,216,518)

Sale of 181,600 Shares of Stock
   for $338,025                            1,816         336,209             0

Offering Cost to Sell Stock                    0               0             0

Net Loss for Period                            0               0      (450,824)
                                      ----------     -----------   -----------

Balance, June 30, 1999               $   102,716     $11,319,172   ($8,667,342)
                                      ==========      ==========    ==========

___________________________________________________________________

   2000(unaudited)
   ----
Balance, January 1, 2000             $   103,162     $11,438,631   ($9,104,371)

Sale of 15,000 Shares of Stock
   for $25,710                               150          25,560             0

Net Loss for Period                            0               0      (114,853)
                                      ----------      ----------    ----------
Balance, June 30, 2000               $   103,312     $11,464,191   ($9,219,224)
                                      ==========      ==========    ==========

(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30 of each year: 10,271,601 (1999) and 10,331,201 (2000).
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements
Operations
----------
Revenues for the first two quarters were up over the same period last year;
 $569,586 vs. $129,761, an increase of $439,825, or 339%. Losses for the period were $114,835 compared to $450,824 for the first two quarters last year, an improvement of $335,989.

It is managements belief that manufacturers, processors, foodservice operators and retailers will soon embrace the much needed food safety tool, irradiation. The Company has successfully introduced irradiated ground beef in independent retail supermarkets in central Florida. Consumer education remains a significant challenge. The Company believes a public information program, supported by public health officials, will result in a successful launch for this category. All major studies and surveys show that as consumer knowledge about irradiation increases, their desire for the products increases.

Liquidity and Capital Resources-------------------------------

As of June 30, 2000, the Company has cash on hand of $7,656 and accounts receivable of $179,599. The special alliance that the Company has with MDS Nordion and the $250,000 remaining credit line should assure the Company's survival as a going entity until the food irradiation industry develops.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

On March 24, 2000, Pegasus Foods Canada, Inc. initiated legal action against this Company; Harley W. Everett, Executive Vice President of the Company; MDS Nordion, Inc., as principal stockholder of the Company; and MDS, Inc., parent of MDS Nordion, Inc. by filing suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida alleging that certain seafood products irradiated by the Company were adversely effected by the process, resulting in damages to Pegasus. The action is for damages in excess of two million dollars. The Company denies the allegations made by Pegasus and intends to vigorously defend the lawsuit.

Item 2.-6. Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 20, 2000                FOOD TECHNOLOGY SERVICE, INC.

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