Form 10-Q
period 2000-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2000-10-18
CIK 868267

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2000   Commission File Number  0-19047

INCORPORATED IN FLORIDA                     IRS IDENTIFICATION NO.  59-2618503

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


"Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."



                                     Outstanding as of September 30,
Class                                   1999                  2000
-----                                  ------                ------
Common Stock, $.01 Par Value       10,271,601 Shares     10,333,201 Shares

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                                        PART I
                                  FINANCIAL INFORMATION

                                     BALANCE SHEET

                                          SEPTEMBER 30,          DECEMBER 31,
                                             2000                    1999
                                          ------------           -----------
                                          (unaudited)                  *
                    ASSETS
                    ------

Current Assets:
  Cash                                     $    74,424        $     20,937
  Accounts Receivable                          106,811              51,125
  Due from Employees                            23,375              66,175
  Inventory                                          0               3,886
                                            ----------          ----------
    Total Current Assets                       204,610             142,123

Property and Equipment:
  Cobalt                                     1,310,272           1,310,272
  Furniture and Equipment                    1,686,631           1,659,854
  Building                                   2,883,675           2,883,675
  Less Accumulated Depreciation             (2,678,883)         (2,482,167)
                                            ----------          ----------
    Total Property and Equipment             3,201,695           3,371,634

Land                                           171,654             171,654

Other Assets:
  Deposits                                       5,000               5,000
                                            ----------          ----------
TOTAL ASSETS                                $3,582,959         $ 3,690,411
                                            ==========          ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
  Accounts Payable                          $   84,121        $     48,513
  Revolving Credit Line                        200,000             250,000
                                            ----------          ----------
    Total Current Liabilities                  284,121             298,513

Financing Agreement and Debenture Payable    1,027,958             954,476

Stockholders' Equity:
  Common Stock $.01 par value,
  200,000,000 shares authorized
  10,333,201 shares 2000                       103,332
  10,316,201 shares 1999                                           103,162
  Paid in Capital                           11,469,671          11,438,631
  Deficit Accumulated During Development    (9,302,123)         (9,104,371)
                                            ----------          ----------
   Total Equity:                             2,270,880           2,437,422

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $3,582,959         $ 3,690,411
                                            ==========         ===========

* Condensed from audited financial statements

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                           FOR THE QUARTER ENDED SEPTEMBER 30,

                                      December 11, 1985
                                     (Inception) Through
                                      September 30, 2000    2000         1999
                                         (unaudited)    (unaudited)  (unaudited)
                                       ----------------  ----------   ---------

Net Sales                                 $ 3,344,899   $ 379,854     $ 113,899
   Processing Costs:                        2,762,925     112,954       100,474
                                          -----------   ---------     ---------
      Profit (Loss) from Operations           581,974     266,900        13,425

General Administrative and Development      5,870,311     250,948       123,126
   Depreciation                             2,750,188      65,373        66,091
   Interest Expense                         1,858,745      33,360        25,474
                                          -----------   ---------     ---------
Profit (Loss)                              (9,897,270)    (82,781)     (201,266)

Other Income (Expense):
   Foreign Exchange Gain                      434,719           0             0
   Interest Income                            188,897           0             0
   Other                                      (90,089)          0             0
                                          -----------   ---------     ---------
     Loss Before Income Taxes             ($9,363,743)   ($82,781)     (201,266)

Income Taxes                                        0           0             0

                                           ----------   ---------     ---------
Net Loss                                  ($9,363,743)   ($82,781)    ($201,266)
                                          ===========   =========     =========

Net Loss per Common Share                      ($0.91)    ($0.008)       ($0.02)
                                          ===========   =========     =========


NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.


The results of operations for the three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.)
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                     December 11, 1985
                                    (Inception) Through
                                     September 30, 2000     2000         1999
                                        (unaudited)     (unaudited)  (unaudited)
                                     ------------------  ---------    ---------


Net Sales                                  $3,344,899   $ 948,156     $ 129,761
  Processing Costs:                         2,792,925     306,205       125,223
                                            ---------    --------      --------
    Income (Loss) from Operations             581,974     641,951         4,538

General Administrative and Development      5,870,311     546,737       277,540
  Depreciation                              2,750,188     196,717       133,801
  Interest Expense                          1,858,745      96,658        44,021
                                            ---------    --------      --------
Profit (Loss)                              (9,897,270)   (198,161)     (450,824)

Other Income (Expense):
  Foreign Exchange Gain                       434,719           0             0
  Interest Income                             188,897           0             0
  Other                                       (90,089)          0             0
                                            ----------   --------      --------

    Loss Before Income Taxes               (9,363,743)   (198,161)     (450,824)

Income Taxes                                        0           0             0

Net Loss                                  ($9,363,743)  ($198,161)    ($450,824)
                                           ==========   =========      ========

Net Loss per Common Share                      ($0.91)    ($0.019)        ($.04)
                                           ==========   =========      ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS

                                   December 11, 1985  Nine Months  Nine Months
                                  (Inception) Through     Ended       Ended
                                     September 30,    September 30 September 30
                                      (unaudited)     (unaudited)  (unaudited)
                                   ------------------ ------------ ------------
Cash Flows from Operations:
  Sales Income Received                  $ 2,996,045   $ 892,784   $ 226,355
  Interest Received                          188,897           0           0
  Interest Paid                              (54,095)    (23,176)     (9,748)
  Cash Paid for Operating Expenses        (7,945,625)   (770,554)   (636,450)
                                          -----------   ---------   ---------
                                          (4,814,778)     99,054    (419,843)

Cash Flows from Investing:
  Property & Equipment Purchase           (6,071,184)    (26,777)       (705)
  Deposits                                    (5,000)          0           0
  Collection of Notes Receivable             489,300           0           0
  Sale of Equipment                           10,500           0           0
                                          ----------    --------    --------
                                          (5,576,384)    (26,777)       (705)

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock       6,387,345      31,210     338,025
  Offering Cost                             (483,959)          0           0
  Short Term Loan                            147,550     (50,000)    100,000
  Proceeds from Borrowing                  4,434,650           0           0
  Purchase of Common Stock                   (20,000)          0           0
                                          ----------    --------    --------
                                          10,465,586     (18,790)    438,025

Net Increase (Decrease) in Cash               74,424      53,487      17,477

Cash at Beginning of Period                        0      20,937       6,045
                                          ----------    --------    --------
Cash at End of Period                     $   74,424   $  74,424   $  23,522
                                          ==========   =========   =========
               ___________________________________________________

Reconciliation of Net Loss to Net Cash
  Net (Loss) Gain                        ($9,302,532)  ($198,161)  ($652,061)

Adjustments to Reconcile Net Loss to Cash Used:
  Imputed Interest on Finance Agreement       432,199          0           0
  Depreciation                              2,684,458    196,717     199,891
  Foreign Exchange (Gain) Loss               (434,719)         0           0
  (Increase) Decrease in Receivables         (197,474)   (12,572)    (17,335)
  Increase (Decrease) in Payables             235,360     35,702     (13,220)
  Equity in Net (Gain) Loss of Affiliate      104,489          0           0
  Value of Stock Issued for Services & Int. 1,556,659     73,482      59,748
  (Gain) Loss on Sale of Equipment              2,877          0           0
  (Increase) Decrease in Inventory             (3,794)     3,886       3,134
                                           ----------    -------    --------
Net Cash (Used) Provided by
  Operating Activities                    ($4,922,477)   $99,054   ($419,843)
                                          ===========    =======    ========

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.
                             (A Development Stage Company)


                           STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                     Common Stock   Paid-In Capital   Deficit
                                     ------------   ---------------   -------

      1999 (unaudited)

Balance, January 1, 1999              $ 100,900       $10,982,963   ($8,216,342)

Sale of 181,600 Shares of Stock
for $338,025                              1,816           336,209             0

Offering Cost to Sell Stock                   0                 0             0

Net Loss for Period                           0                 0      (652,060)
                                      ----------      -----------    ----------
Balance, September 30, 1999           $ 102,716       $11,319,172    $8,868,402)
                                      =========       ===========    ==========
             _______________________________________________

      2000 (unaudited)

Balance, January 1, 2000              $ 103,162       $11,438,631   ($9,104,371)

Sale of 17,000 Shares of Stock
for $31,210                                 170            31,040             0

Net Lose for Period                           0                 0      (198,161)
                                      ---------       -----------   -----------
Balance, September 30, 2000           $ 103,332       $11,469,671   ($9,302,532)
                                      =========       ===========   ===========

(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30 of each year: 10,271,601 (1999) and 10,333,201 (2000).

(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.



FOOD TECHNOLOGY SERVICE, INC.

Management's Analysis of Quarterly Income Statements

Operations

Revenues for the third quarter are up over the same period last year, $379,854 vs. $113,899, as increase of $265,955. Total revenues for the nine months are $948,156 vs. $129,761, an increase of $818,395. This is a record for the Company for both time periods.

As the Company moves forward the rest of this fiscal year, the Company will continue to profit from consumer acceptance and understanding of the benefits that irradiation offers food products.

The latest information from our government, August 2000, a report from the General Accounting Office title "Available Research Indicates that Benefits Outweigh Risks" supports the Company's belief that a campaign to educate consumers, supported by Public Health Officials, will result in broader acceptance of irradiated products.

Liquidity and Capital Resources

The Company currently has negative working capital of $79,511. The special alliance with MDS Nordion and the associated revolving credit line of $500,000 of which $200,000 has been used, should provide sufficient capital resources for the Company to remain a going concern. The Company has developed the capacity to treat and protect the public from many types of food-borne illness.


                                OTHER INFORMATION

None applicable to this report and are, therefore, omitted.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


     Date: October 18, 1999     FOOD TECHNOLOGY SERVICE, INC.


                                         E. W. (Pete) Ellis

                                 ------------------------------------

                                 President and Chief Executive Officer


                                        Dana S. Carpenter

                                 -------------------------------------

                                     Asst. Corporate Secretary