Form 10-Q/A
period 2000-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2000-10-18
CIK 868267

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

                             FOOD TECHNOLOGY SERVICE, INC.
                               (Formerly Vindicator, Inc.)
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                     December 11, 1985
                                    (Inception) Through
                                     September 30, 2000     2000         1999
                                        (unaudited)     (unaudited)  (unaudited)
                                     ------------------  ---------    ---------


Net Sales                                  $3,344,899   $ 948,156     $ 246,671
  Processing Costs:                         2,792,925     306,205       296,215
                                            ---------    --------      --------
    Income (Loss) from Operations             581,974     641,951       (49,544)

General Administrative and Development      5,870,311     546,737       334,794
  Depreciation                              2,750,188     196,717       199,891
  Interest Expense                          1,858,745      96,658        67,832
                                            ---------    --------      --------
Profit (Loss)                              (9,897,270)   (198,161)     (652,061)

Other Income (Expense):
  Foreign Exchange Gain                       434,719           0             0
  Interest Income                             188,897           0             0
  Other                                       (90,089)          0             0
                                            ----------   --------      --------

    Loss Before Income Taxes               (9,363,743)   (198,161)     (652,061)

Income Taxes                                        0           0             0

Net Loss                                  ($9,363,743)  ($198,161)    ($652,061)
                                           ==========   =========      ========

Net Loss per Common Share                      ($0.91)    ($0.019)        ($.06)
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



FOOD TECHNOLOGY SERVICE, INC.

Management's Analysis of Quarterly Income Statements

Operations

Revenues for the third quarter are up over the same period last year, $379,854 vs. $113,899, as increase of $265,955. Total revenues for the nine months are $948,156 vs. $246,671, an increase of $701,485. This is a record for the Company for both time periods.

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