Form 10-Q/A
period 2000-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2000-10-18
CIK 868267

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

In August 2000, a report was released by the General Accounting Office in Washington titled "Available Research Indicates that Benefits Outweigh Risks". This important report supports the Company's belief that a campaign to educate consumers, supported by Public Health Officials, will result in broader acceptance of irradiated products.

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



                                OTHER INFORMATION

                                 Item 1. Legal Proceedings

Reference is made to the information contained under Item 1 - Legal Proceedings in the Company's Form 10QSB Report filed for the six month period ended June 30, 2000.

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