Form 10KSB
period 2000-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2001-03-21
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 2000

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

    As of December 31, 2000, 10,333,201 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (4,877,757 shares) was approximately $1.09 based on the market price at that date.


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

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters................................................7

Item 6   Management's Discussion and Analysis...............................7

Item 7   Financial Statements.............................................. 9

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................... 9

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.........................10


Item 10  Executive Compensation............................................11

Item 11  Security Ownership of Certain Beneficial Owners and Management....14

Item 12  Certain Relationships and Related Transactions....................15

Item 13  Exhibits and Report on Form 8-K...................................15

                                 PART I

Item 1. Business

    Food Technology Service, Inc., (the "Company"), was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida, that uses gamma radiation produced by Cobalt 60 to treat or process various foods for insect disinfestation, shelf life extension and control of certain disease causing microorganisms. Operations commenced in January 1992 upon completion of its facility.

    Since 1992 numerous delays have been encountered in gaining the necessary FDA and USDA approvals, and revenues to date have been nominal as a result. Revenues for 2000 were $1,412,297 of which approximately 60% was attributable to the processing of packaging materials, 15% for personal care products, and 15% for miscellaneous food products.

    The benefits of irradiation in preventing food-borne illness are well known. Food irradiation is supported by the United States Department of Agriculture ("USDA"), the World Health Organization, the United States Public Health Service, the American Medical Association, the Institute of Food Technologists, and reputable scientific and medical organizations throughout America. In addition, more than forty countries have approved the irradiation of food products. The United States Food & Drug Administration ("FDA") has approved irradiation as a safe and effective means of processing a variety of foods. To date, the FDA has approved the irradiation of (i) pork, to control trichinosis; (ii) poultry and shell eggs, for the control of disease-causing pathogens; (iii) spices, for sterilization; (iv) all fresh fruits and vegetables, for insect disinfestation, and to delay maturation, which extends the shelf life of many fresh fruits and vegetables; and (v) uncooked meat to control pathogens and extend shelf life.

    The Company expects that its success will be dependent upon the processing of poultry, meat and shellfish. The USDA published the final rules for irradiation of meat and meat products on February 22, 2000. The Company believes these rules will positively impact the Company's business in the long term, to produce profitable results for the Company's shareholders.

    Management is working diligently with meat processors, food distributors and with major retailers to get them to use this technology, which can protect consumers from dangerous pathogens. On February 16, 1999 the Company signed a Distribution and Sale Agreement with Colorado Boxed Beef Company with the purpose and intent to promote the marketing and sale of irradiated meat and poultry. The Company continues to work with Colorado Boxed Beef to introduce marketing programs that would allow irradiated beef/poultry to be sold in the marketplace. Food Technology Service presently irradiates meat under a special FDA approval, for the NASA Astronauts. There are currently several petitions awaiting FDA approval. The shellfish industry is waiting for FDA approval for shellfish. The USDA and the Food Irradiation Processing Alliance, of which the Company is a member, has petitioned the FDA to allow the irradiation of processed meats to control Listeria. The USDA has also petitioned the FDA to raise the maximum dose allowed for poultry and remove the requirement for non-barrier packaging for poultry.

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

Personnel

    At December 31, 2000, the Company employed eleven persons, made up of two salesmen, four administration personnel and four licensed plant operators. If and when the facility becomes fully operational, the Company anticipates that it will need to hire approximately seven additional employees.

    Required personnel will included a shift supervisor, a controller/ scheduler, a quality assurance supervisor, a plant operator, and three loaders/unloaders. MDS Nordion, a corporation located in Kanata, Ontario, Canada, Parent of the Company ("Nordion") does all handling of the Cobalt 60 source, which occurs periodically. See "Agreements with MDS Nordion" below.

Cobalt 60 Supply

    The Company has in place approximately 680,000 thousand curies of Cobalt 60 The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must from time to time be purchased to maintain an appropriate radiation level. Nordion is the Company's sole supplier of Cobalt 60 and has agreed to sell the Company all its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that has reached the end of its useful life. Cobalt 60 is available from several sources. See "Agreements with MDS Nordion" below.

Additional Uses for Irradiation

Research Services

    The Company uses its facility to irradiate various products as required in research activities being conducted by others, including state and federal government agencies and academia.

Medical and Consumer Products

    The Company will provide irradiation services for the treatment for medical products. In 2000, the Company processed a significant amount of packaging materials, making use of excess capacity without interfering with its focus on food.

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

Regulatory Matters

Regulation of Irradiated Foods

    In the United States, primary responsibility for approval of food irradiation rests with the FDA. No irradiated food can be sold, unless the FDA has found that irradiation of a particular food, at specified doses, is both safe and generally effective for the intended purpose. To date, the FDA has approved the irradiation of poultry and shell eggs for the control of Salmonella and certain other disease causing microorganisms, the irradiation of all fresh fruits and vegetables for insect disinfestation and shelf life extension, the irradiation of spices for sterilization, and the irradiation of pork for the control of trichinosis. Petitions for the approval of the irradiation of shellfish are presently pending. On July 7, 1994, a petition was submitted to the FDA by the meat industry to gain approvals to irradiate all meats, so that E. coli: 0157 H7 and other pathogens can be removed from meat products. The FDA approved irradiation of meat products for controlling disease-causing microorganisms on December 2, 1997. On February 22, 2000 the USDA/FSIS released the final rule for the irradiation of meat and meat products.

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

Agreements with MDS Nordion

    The Company, in September 1990, entered into an agreement with MDS Nordion, the principal shareholder, providing for the purchase and sale of irradiation equipment and cobalt-60 necessary to operate its irradiation facility. In order to secure payment of the purchase price, additional loans and future advances by MDS Nordion to the Company, the Company and MDS Nordion executed a Convertible Debenture and Mortgage and Security Agreement, both dated January 15, 1992. The balance of the debt at February 4, 2000 was $963,194 US (the "Debt"), plus interest accruing to December 31,2000 in the amount of $91,970 accruing at the rate of Bank of America's prime rate in effect from time to time plus 1%, resulted in a total amount owing of $1,055,164 at December 31, 2000.

    On October 22, 1991, the Company entered into a Reimbursement and Indemnity Agreement with MDS Nordion whereby MDS Nordion assisted the Company in obtaining a surety bond in the sum of $600,000 in order to meet State of Florida facility permit bonding requirements. In connection therewith, the Company agreed to reimburse MDS Nordion for any liability and expense which MDS Nordion may sustain as a result of its commitments to the bond issuer and secured such obligation under a Mortgage and Security Agreement dated October 22, 1991. The bond continues to be in effect.

    By agreements dated March 6, 2000, April 17, 2000, May 18,2000 and November 20,2000, the Company and MDS Nordion agreed and further confirmed that the Debt, and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion to the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into common stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. Further, MDS Nordion's right of conversion of interest accruing on the Debt from February 5, 2000 to January 1, 2002, into shares of the Company, have been waived by MDS Nordion.

    On February 4, 2000, in order to simplify and consolidate the existing security interests securing repayment of the (i) Debt and interest, (ii) indemnity and reimbursement obligations arising from guarantees or indemnities provided by MDS Nordion to third parties for the Company's benefit, and (iii) future loans or advances, the Company and MDS Nordion, entered into a new Mortgage and Security Agreement. Substantially all of the assets of the Company continue to be pledged as collateral against the obligations of the Company to MDS Nordion.

    In addition to cobalt-60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of cobalt-60 at the Company's facility in anticipation of the Company's future needs. At the end of 2000, there were approximately 680,900 curies of cobalt-60 both owned and stored at the Company's facility. Title in and to 373,200 curies of cobalt-60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.

    In the past, under the terms of its agreement with Nordion, the Company was under some circumstances be prohibited from processing any product other than food and related products. In 2001, MDS Nordion removed this restriction.

    In 1999, Nordion agreed to guarantee a line of credit of $500,000 from a bank. On December 31, 2000 $450,000 of this amount is available to fund 2001 operations.

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

    The Company's irradiation facility and executive office comprises approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's irradiation processing plant consists of a radiation source, an automated conveying system, and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" position, will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport foods to and from the processing chamber. The Company's facility is designed to operate 24 hours a day, seven days a week. Although the Company currently has available approximately
680,000 thousand curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

    As indicated under Item 1 Business - "Agreements with MDS Nordion" substantially all of the assets of the Company are pledged as collateral against the obligation to Nordion.

Item 3. Legal Proceedings
-------------------------

    On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. The lawsuit alleges damages in excess of $2,000,000 and lost profits of $4,743,400. The Company denies the allegations and intends to vigorously defend the lawsuit. The outcome of this litigation is uncertain at this time; accordingly, no provision has been made in the accompanying financial statements for this contingency.

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

                                                              BID PRICES
                                                              ----------
         2000                                                High      Low
         ----                                                ----      ---
     First Quarter                                          $9.125   $4.00
     Second Quarter                                          4.50     2.50
     Third Quarter                                           5.438    2.50
     Fourth Quarter                                          3.094     .875

         1999
         ----
     First Quarter                                          $6.219   $2.25
     Second Quarter                                          5.50     2 938
     Third Quarter                                           6.68     2.50
     Fourth Quarter                                          8.625    3.375

(b)  Approximate Number of Equity Security Holders.
     ----------------------------------------------

      As of December 31, 2000, the approximate number of beneficial holders of Common Stock of the Company was approximately 3,500.

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

    Although the rules for the irradiation of poultry were finalized by the
U. S. Department of Agriculture and published in the Federal Register on September 22, 1992, the Company is processing minimum amounts of poultry at the present time. While awaiting action by the FDA and the USDA, the Company's revenue (approximately $1,412,297 for 2000) has been realized primarily from the processing of packaging materials and consumers goods, food ingredients, seasonings and spices and from testing of various other food commodities. The red meat industry, which has been faced with pathogen problems such as E. Coli:
0157 H7, supported a petition to irradiate all meats that was approved by the FDA on December 7, 1997. On February 22, 2000 the USDA/FSIS published the final regulation.

    At December 31, 2000, the Company had cash of approximately $108,104, up from $20,937 at December 31, 1999. The loss from operations for the year ended December 31, 2000 was $154,009,on sales of $1,412,297, a considerable improvement from the loss of $888,029 on sales of $387,966 in 1999. Operating costs in 2000 were approximately $1,566,306, up from $1,250,597 in 1999. The increase in operating costs resulted primarily from increases in legal costs, processing labor and marketing. The Company believes that increased revenues will have a significant positive impact since processing costs and General, Administrative and Developmental costs will not increase significantly as a result of an increase in revenue.

    Since 1992 Nordion has stored varying amounts of cobalt at the Company's plant with the amount being approximately 373,200 curies at the end of 2000. Such cobalt was stored in anticipation that it would be needed in the Company's operations; however, such cobalt has not been needed because of low processing volume due to the lack of necessary Governmental approvals and marketing demand. Due to physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $200,000, $150,000, $75,000 for the years ended December 31, 1998, 1999, and 2000, respectively. The net losses for such periods would have been $821,456, $1,018,824 and $233,883 respectively. At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.

    At December 31, 2000, the Company's outstanding debt amounted to $1,155,164, which consisted of a Mortgage and Security Agreement with Nordion due January 5, 2001 plus interest at prime plus 1% and as Convertible Debenture payable to Nordion due January 5, 2001 plus interest at prime plus 1%. The amounts owing to Nordion are now due on a demand basis. The debt amount includes a credit line of $100,000.

    Last year no funding was required from Nordion and it is anticipated that revenues and available credit line will fund the company's operation in the coming year.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

    None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------

Directors and Executive Officers of the Company.

    As of December 31, 2000, the Directors and Executive Officers of the Company are as follows:

Name                       Age            Position with the Company
----                       ---            -------------------------

Thomas J. Daw              62             Director

E. W. (Pete) Ellis         59             President/Chief Executive Officer/
                                          Director

Frank M. Fraser            65             Director

R. Craig Hunter            49             Director

David Nicholds             53             Director

    All Directors of the Company hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors to hold office until their successors are duly elected and qualified.


    Thomas J. Daw has served as a Director since July 19, 2000. He brings over 40 years of sales and marketing experience with ConAgra and Rath Packaging Company. He designed and implemented Con-Agra's successful "Country Pride" brand of fresh prepackaged poultry. He served as Vice President of Sales of the Con-Agra Butterball Division. Prior to retirement after 22 years with the company, was Vice President of Con-Agra's Western Retail Division.

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

Director Meetings and Committees
--------------------------------

    During the year ended December 31, 2000, the Board of Directors of the Company held a total of five (5) meetings. Each of the Directors attended more than 75% of the total number of meetings of the Board of Directors

    The Board of Directors has a standing Audit Committee, which is the only committee of the Board. The Audit Committee is responsible for recommending to the Board of Directors the engagement or discharge of the independent public accountants, meeting with the independent public accountants to review the plans and results of the audit engagement, approving the services to be performed by the independent public accountants, considering the range of the audit and non-audit fees, reviewing the adequacy of the Company's system of internal accounting, reviewing the scope and results of the Company's internal audit procedures. The Audit Committee is comprised of Messrs. Daw and Fraser. The Audit Committee met once during 2000.

Item 10. Executive Compensation
-------------------------------

Compensation of Directors
-------------------------

    On February 9, 1999 the Board of Directors approved an option plan for non-employee Directors. Under the plan, independent Directors receive options to purchase 3,000 shares per year plus 1,000 shares per meeting attended. Such options are granted in January of each year at the quoted market price at the beginning of the previous year and must be exercised on or before five years from the date of grant. The options are granted pro rata if a Director terminates during the year. During 1999, 23,000 options accrued to three Directors. The difference between the option price and the market price of the shares on the dates earned was $19,205 and has been charged to income.

    Such plan was amended on May 18, 2000 to grant such options on the date a Director is elected rather than January at the average quoted market price for the five days preceding the date of grant. Also such options may be exercised after one year. No more than 10,000 shares may be granted to each Director per year. During 2000 options to purchase 25,356 shares at $3.38 per share were granted to four directors.

    Non-employee Directors are also reimbursed for out-of-pocket expenses.

Compensation of Chief Executive Officer
---------------------------------------

    The following tables set forth certain information relating to the compensation earned by the Chief Executive Officer of the Company for the years indicated. No officer received compensation in excess of $100,000 for the past year.

                          Summary Compensation Table

                                                              Long-Term
                                                             Compensation
                                                                Awards
                                                                ------
                                                                     Securities
                               Annual Compensation       Restricted  Underlying
                               Year       Salary($)        Stock     Options(#)
                               ----  ------------------- ---------- -----------
E. W. (Pete) Ellis
 President and
 Chief Executive Officer(1)   2000        $ 70,000
                              1999        $ 70,000
                              1998        $ 70,000                10,000 shares
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

Option Exercises in 2000

     The following table sets forth information regarding options exercised during the Company's last fiscal year and the value of unexercised options at December 31, 2000. The market value price on that date was $1.09.

                     Aggregate Option Exercises in Last Fiscal Year
                            and Year End Option Values

                                           Number                 Value
                                       of Securities          of Unexercised
                                         Underlying               in-the
                                        Unexercised            Money Option
                                          Options              At Year End
                                        At Year End               (1)(3)
                                        -------------         --------------
           Shares
          Acquired   Value
             On     Realized
 Name       Exercise (1)    Exercisable Unexercisable Exercisable Unexercisable
 ----     --------  --------    ----------- ----------- ----------- -----------
E.W. (Pete)
Ellis         10,000 $51,300(2)      20,000       24,000      $1,800    $1,800
___________

   (1) Value calculated by determining the difference between the fair market value of the Common Stock underlying options and the exercise or base price of the options at exercise or at the fiscal year end, as appropriate.

   (2) The exercise price for 10,000 shares is $1.00. The fair market value was $5.13 at March 6, 2000 (the date of exercise).

   (3) The exercise price for 40,000 and 4,000 shares is $1.00 and $2.75 respectively. The fair market value was $1.09 at December 31, 2000.

Stock Option Plan
-----------------

    The Company has an Incentive and Non-Statutory Stock Option Plan covering 500,000 shares of Common Stock (the "Plan"). There are currently outstanding five-year options to purchase an aggregate of (i) 67,800 shares of Common
Stock of the Company, exercisable at $2.75 per share (granted in 1998) and (ii) 48,000 shares at $1.00 per share (granted in 1996). The options are exercisable 20% per year with the first 20% available on August 7, 1998.
ISO's and NQO's granted to an optionee terminate, 90 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option or six months after termination in the event of disability, and 180 days in the event of death.

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

    Such plan was amended on May 18, 2000 to grant such options on the date a Director is elected rather than January at the average quoted market price for the five days preceding the date of grant. Also such options may be exercised after one year. No more than 10,000 shares may be granted to each Director per year. During 2000 options to purchase 25,356 shares at $3.38 per share were granted to four directors.

    The market price of the Company's Common Stock at December 31, 2000 was $1.09 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

-----------------------------------------------------------------------

    The following table sets forth as of December 31, 2000, the ownership of Common Stock of the Company of (i) all persons known by the Company to own beneficially 5% or more of such Common Stock, (ii) each current director and officer of the Company and (iii) all current directors and officers as a group, together with their percentage holdings at such date. The addresses of all holders of 5% or more of the Common Stock are included in the table.

                                          Number and Percent
                                               Of Shares
                                          Beneficially Owned
                                         At December 31, 2000
                                         --------------------
Name and Address                         Number      Percent
----------------------------             ------      -------
MDS Nordion                            5,455,444 <F1>  52.80
  447 March Road-Kanata Ontario
  Canada K2K 1X8

Thomas J. Daw                              4,356 <F2>   (*)

E. W. (Pete) Ellis                        15,200        (*)

Frank M. Fraser                           16,000 <F3>   (*)

Craig Hunter                           5,455,444 <F1>  52.80

David Nicholds                         5,455,444 <F1>  52.80

All Directors and Officers             5,491,000 <F4>  53.14
  as a group (5 persons)

* Less than 1%

<FN1>
(1) Includes 801,923 shares of Common Stock which are issuable upon conversion of $1,055,163 of indebtedness owed Nordion by the Company.
    See "Business - Agreements with MDS Nordion." Messrs. Hunter and Nicholds are designees of Nordion to serve on the Company's Board of Directors. Messrs. Hunter and Nicholds own less than 1% each of the Capital Stock of Nordion and they disclaim beneficial ownership of the Common Stock of the Company which Nordion owns or has the right to acquire. Approximately 100% of the outstanding shares of Nordion's common stock is owned by MDS Inc.
    a Canadian Corporation, whose shares are traded on the Toronto Stock Exchange and MDS Laboratories Inc, a subsidiary of MDS Inc.
<FN2>
(2) Includes 4,356 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN3>
(3) Includes 16,000 shares underlying options which are currently exercisable or exercisable within the next sixty (60) days.
<FN4>
(4) Includes shares underlying options which are currently exercisable or exercisable within the next sixty (60) days and shares underlying convertible debt.

Item 12. Certain Relationships and Related Transactions
--------------------------------------------------------

    See "Business-Agreements with MDS Nordion."


Item 13. Exhibits and Report on Form 8-K
----------------------------------------

    (a)  Exhibits

  Letter(h) MORTGAGE AND SECURITY AGREEMENT

  Prepared by and return to:
  Lee E. Nelson, Esq.
  Williams Schifino, Mangione
    & Steady, P.A.
  One Tampa City Center, Suite 2600
  Tampa, FL  33602





  MORTGAGE AND SECURITY AGREEMENT


       THIS MORTGAGE AND SECURITY AGREEMENT (the "Mortgage") is made and entered into effective as of February 4, 2000 ("Effective Date"), by and between FOOD TECHNOLOGY SERVICE, INC., a Florida corporation, whose post office address is 502 Prairie Mine Road, Mulberry, Florida 33860 (hereinafter called "Mortgagor"), and MDS NORDION INC., a Canadian corporation, whose post office address is 447 March Road, Kanata, Ontario Canada K2K 1X8 (hereinafter called "Mortgagee").

  W I T N E S S E T H:

       Mortgagor, in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration to Mortgagor paid by Mortgagee, the receipt and sufficiency of which are hereby acknowledged, does hereby grant, bargain, sell, assign, transfer, convey and confirm unto Mortgagee the following described Mortgaged Property:

       A.     The Land.     All of the land located in Polk County, Florida and
  described as follows:

    A parcel of land being in the SW 1/4 of Section 2, TOWNSHIP 30 SOUTH, RANGE 23 EAST, Polk County, Florida, being more particularly described as follows:

    Commence at the Southwest corner of said Section 2; thence North 00* 07' 56" West along the West line of said SW 1/4 a distance of 1614.06 feet to the South line of the North 990 feet of said SW 1/4; thence North 88* 34' 00" East along said South Line and parallel with the North line of said SW 1/4 a distance of 1643.3 feet to the point of beginning; thence South 01* 26' 00" East, 360.00 feet; thence North 88* 34' 00" East parallel with said North line of the SW 1/4 a distance of 317.31 feet to the point of curvature of a curve concaved Northwesterly having a radius of 570.00 feet, a central angle of 18* 51' 00", a chord bearing of North 79* 08' 30" East, and a chord distance of 186.68 feet; thence Northeasterly along said 187.53 feet to the point of tangency; thence North 69* 43' 00" East, 56.11 feet to point of curvature of a curve concaved Northwesterly having a radius of
    30.00 feet, a central angle of 90* 00' 00", a chord bearing of North 24* 43' 00" East, and a chord distance of 42.43 feet; thence Northeasterly along said curve 47.12 feet to the point of tangency, said point being on
    the Westerly     Right-of-way line of Prairie Mine Road; thence North 20*
    17' 00" West along said right-of-way line 288.70 feet to said South line of the North 990 feet of said SW 1/4; thence South 88* 34' 00" West along said South line and parallel with said North line of the SW 1/4 a distance of
    480.00 feet to the  point of beginning.

  (the "Land")

       B.     Improvements.    All buildings, structures, betterments and other
  improvements of any nature owned by Mortgagor now or hereafter situated, or intended to be situated, in whole or in part upon the Land, regardless of whether physically affixed or now or hereafter severed or capable of severance from the Land (the "Improvements").

       C. Personal Mortgaged Property and Fixtures. All of Mortgagor's personal Mortgaged Property of every nature and fixture, including without limitation all furnishings, fixtures, machinery, tools and equipment used in, necessary for or related to the Mortgagor's facility, whether now owned or hereafter acquired or used in connection therewith and located thereon (the "Personal Mortgaged Property and Equipment").

       D.     Accounts.     All debts, accounts, claims, money and choses in
  action which are, or which at any time hereafter be due or owing to or owned by the Mortgagor, and also securities, mortgages, bills, notes, and other documents, now held or owned, or which may be hereafter taken, held or owned by or on behalf of the Mortgagor in respect of the said debts, accounts, claims, moneys and choses in action or any part thereof, and also all books, documents and papers recording, evidencing or relating to the said debts, accounts claims, moneys and choses in action or any part thereof (the "Accounts Receivable").

       E.     Easements or Other Rights.     Together with all easements,
  rights of way, gores of land streets, ways, alleys, passages, sewer rights, waters, water courses, water rights and powers, and all estates, rights, titles, interests, privileges, liberties, tenements, hereditaments and appurtenances whatsoever, in any way belonging, relating or appertaining to any of the Land and Improvements, or which hereafter shall in any way belong, relate or be appurtenant thereto, now owned or hereafter acquired by Mortgagor and the reversion and reversions, remainder and remainders, and all of the estate, rights, title, interests, Mortgaged Property, possession, claim and demand whatsoever, at law as well as in equity, of Mortgagor, in and to the same, including but not limited to all judgments, awards or damages and settlements hereafter made resulting from condemnation proceedings or taking of the Mortgaged Property described in paragraphs A, B, C or D hereof or any part thereof under the power of eminent domain, or for any damage (whether caused by such taking or otherwise) to the Mortgaged Property described in paragraphs A, B, C or D hereof or any part thereof, or to any rights appurtenant thereto.

       Everything referred to in paragraphs A, B, C, D or E is herein referred to collectively as the "Mortgaged Property."

       The Mortgagor undertakes that it shall, at its own expense, register the security interests created hereby, in accordance with the Uniform Commercial Code, and shall record this Mortgage in the public records in and for Polk County, Florida and with the Florida Secretary of State.

       Until the security created hereby becomes enforceable the Mortgagor will not without the prior written consent of the Mortgagee create or assume or have outstanding, except to the Mortgagee, any mortgage, charge or other encumbrance on any part of the Mortgaged Property ranking or purporting to rank or capable of being enforced in priority to or pari passu with the security hereby created, other than liens for taxes, assessments and charges or levies not due at the date hereof or which are paid before delinquency.

  Except as otherwise provided herein, the Mortgagor shall not without the prior written consent of the Mortgagee, sell, lease, release, surrender, abandon or otherwise dispose of or move or transfer from its present location, the Mortgaged Property or any part thereof; however, the Mortgagor may at any time without consent of the Mortgagee, lease or sell items of inventory in the ordinary course of its business so that purchasers thereof take title clear of the mortgages and charges created hereby but if such sale or lease results in Accounts Receivable such Accounts Receivable shall be subject to the mortgages, security interests and charges created hereby.

       The Mortgagee may at its discretion at any time release from the charges and security interests contained herein any part or parts of the Mortgaged Property or any of the security either with or without sufficient consideration therefore, without responsibility therefore and without releasing any other part of the Mortgaged Property or from any of the covenants herein contained. Every part of the Mortgaged Property into which the Mortgaged Property is or may hereinafter be divided does and shall stand charged of payment of the indebtedness and no person shall have the right to require that the indebtedness be apportioned.


       Mortgagor hereby grants to Mortgagee a mortgage and a security interest in all of the Mortgaged Property and in addition to the rights of a mortgagee under applicable law and hereunder, Mortgagee shall have all rights of a secured party under the Florida Uniform Commercial Code.

       TO HAVE AND TO HOLD the Mortgaged Property unto Mortgagee forever.

       Mortgagor hereby covenants with Mortgagee that Mortgagor is indefeasibly seized with the absolute and fee simple title to the Mortgaged Property; that Mortgagor has full power and lawful authority to sell, convey, assign, transfer and mortgage the same; that it shall be lawful for Mortgagee at any time hereafter peaceably and quietly to enter upon, have, hold and enjoy the Mortgaged Property and every part thereof.

       Mortgagor covenants that Mortgagor, at Mortgagor's own expense, will execute such other and further instruments and assurances to vest absolute and fee simple title to the Mortgaged Property in Mortgagee that may be requested by Mortgagee and that Mortgagor will warrant and defend the title to the Mortgaged Property unto Mortgagee against the lawful claims and demands of all persons whomsoever.

       This Mortgage is given to secure the following obligations including interest and other charges accruing thereon: (i) indebtedness of Mortgagor to Mortgagee as more particularly described in that certain Convertible
  Debenture dated January 15, 1992, as amended, by Mortgagor in favor of Mortgagee in the original principal amount of $900,000.00 (the "Convertible Debenture"); (ii)any payment, up to $600,000.00, to be made by Mortgagor to Mortgagee pursuant to that certain Reimbursement and Indemnity Agreement, dated October 22, 1991,by and between Mortgagor and Mortgagee whereby Mortgagor has agreed to indemnify Mortgagee against any payment, up to $600,000.00, required to be made by Mortgagee to Acstar Insurance Company ("Acstar") pursuant to indemnities entered into by Mortgagee with Acstar to secure a license and permit bond between Mortgagor and Acstar for the benefit of the State of Florida, in the amount of $600,000.00; and (iii) indemnity and reimbursement obligations of Mortgagor to Mortgagee arising from guaranties or indemnities by Mortgagee to third party lenders and other parties for the benefit of Mortgagor, including but not limited to, the Unlimited Guaranty and Indemnity Agreements dated October 29, 1998 and December 17, 1999, respectively, each executed by Mortgagee and delivered to Fleet National Bank on behalf of Mortgagor. Mortgagor represents to Mortgagee that, as of the date hereof, the total indebtedness secured by this Mortgage and Security Agreement as of the Effective Date is $963,194.00.

       This Mortgage is given to secure not only the Convertible Debenture, but also such additional advances under debentures as may be issued from time to time by Mortgagor to Mortgagee or other advances and indebtedness as may be extended from time to time by Mortgagee to Mortgagor and such other future obligations, letters of credit, indemnities or guaranties as may be undertaken by Mortgagee to third parties on Mortgagor's behalf, so long as any of such events occur within twenty (20) years from the date hereof, to the same extent as if such additional advances, debentures or other indebtedness, obligations and guaranties were issued on the date of the execution of this Mortgage. Such debentures or other indebtedness, obligations and guaranties shall constitute future advances under this Mortgage. The total amount of debentures or other indebtedness, obligations and guaranties that may be so secured may decrease or increase from time to time, but the total unpaid amount so secured at one time shall not exceed $7,000,000, plus interest thereon and any disbursements made for the payment of taxes, levies or insurance on the Mortgaged Property and interest on such disbursements.

       Mortgagor hereby further covenants to pay all taxes and assessments levied or assessed upon the Mortgaged Property before the same become delinquent, and in no event to permit the Mortgaged Property, or any part thereof, to be sold for nonpayment of taxes or assessments; to keep the Mortgaged Property in good repair and to permit, commit or suffer no waste, impairment or deterioration thereof; to comply strictly with all laws and governmental regulations and rules affecting the Mortgaged Property or its operation to pay all taxes that may be levied or assessed on this Mortgage or the moneys secured hereby; to permit no mechanic's or other liens arising either by contract or by law to be created or rest upon all or any part of the Mortgaged Property for ten days without the same being paid or released and discharged of the Mortgaged Property; and to pay all costs and expenses incurred or paid by Mortgagee in collecting the moneys hereby secured or in enforcing or protecting the rights and security of the Mortgagee hereunder, including reasonable attorney's fees incurred out of court, at trial, on appeal, or in bankruptcy proceedings, in the event this Mortgage and the liability be placed in the hands of an attorney for collection.

       Mortgagor further covenants to keep the buildings, structures and other improvements now or hereafter erected or placed on the Land and constituting a part of the Mortgaged Property constantly insured against all loss or damage for the full insurable value thereof for fire, windstorm and extended coverage in insurance companies satisfactory to Mortgagee (but Mortgagee shall not be liable for the insolvency or irresponsibility of any such companies) which policies shall provide for not less than ten (10) days prior written notice of cancellation to Mortgagee, and to pay promptly all premiums for such insurance, the policies representing which shall be delivered to and held by Mortgagee as additional security for the payment of the indebtedness and liability secured hereby. All sums recoverable on any such insurance policies shall be made payable to Mortgagee by a loss payable clause satisfactory to Mortgagee, to be attached to such policies.
  In the event any such insurance policy shall expire during the life hereof, Mortgagor agrees to procure and pay for renewal thereof, with the above requirements, replacing such expired policy, ten days prior to the expiration date of such policy. In case of loss, Mortgagee is hereby authorized to adjust and settle any claim under any such policy and Mortgagee is authorized to collect and receipt for any such insurance money and to apply the same, at Mortgagee's option, in reduction of the indebtedness hereby secured, whether due or not, or to allow Mortgagor to use such insurance money, or any part thereof, in repairing the damage or restoring the improvements or other Mortgaged Property without affecting the lien hereof for the full amount secured hereby.

       It is further covenanted that Mortgagee may (but shall not be obligated to) advance moneys that should have been paid by Mortgagor hereunder for taxes, insurance or in order to protect the lien or security hereof, and Mortgagor agrees without demand to forthwith repay such money, which amount shall bear interest from the date so advanced until paid at the annual rate of three (3) percentage points above the "prime rate" for similarly sized commercial obligations as published from time to time in the Wall Street Journal (the "Default Rate") and all such advance monies, including interest thereon and attorneys fees and costs, shall be considered as so much additional indebtedness secured hereby; but no payment by Mortgagee of any such moneys shall be deemed a waiver of any rights of Mortgagee hereunder.

       Mortgagor further covenants that granting any extension or extensions of the time for payment of any part or all of the total indebtedness or liability secured hereby, or any modifications or changes to the Convertible Debenture, or taking other or additional security for payment thereof, shall not affect this Mortgage or the rights of Mortgage hereunder, or operate as a release from any liability upon any part of the indebtedness hereby secured or under any covenant herein contained.

       It is further covenanted and made of the essence hereof that in case of failure to make any payment when due under the Convertible Debenture, this Mortgage, or under any other agreement between Mortgagor and Mortgagee or default for thirty (30) days in the performance of any of the other covenants herein on the part of Mortgagor, then the Mortgagee may consider all unmatured indebtedness or liability secured hereby, and accrued interest thereon, if any, as immediately due and payable, without demand and without notice or declaration, and Mortgagee shall have the right forthwith to institute proceedings to enforce the collection of all moneys secured hereby and/or to foreclose the lien hereof and to seek any other remedy available to Mortgagee.

       Mortgagee may proceed by suit or suits at law or in equity or by any other appropriate proceeding or remedy: (i) to foreclose the lien of this Mortgage or obtain possession of the Mortgaged Property, or both, under the judgment or decree of a court or courts of competent jurisdiction; (ii) to realize upon any and all other security for the sums due under the Debenture as Mortgagee may elect; and no such action, suit, proceeding, judgment, levy, execution, or other process will constituted an election of remedies by Mortgagee, or will in any manner alter, diminish, or impair the lien created by this Mortgage, unless and until the sums due under the Debenture are paid in full, and (iii) to pursue any other remedy available to it, all as Mortgagee shall deem more effectual for such purpose; and the costs of such actions and proceedings shall be secured by this Mortgage, including interest at the Default Rate on such costs, and shall be paid by Mortgagor.

       Mortgagee may apply, on ex parte motion to any court of competent jurisdiction, for the appointment of a receiver to take charge of, management,preserve, protect, complete construction of, and operate the Mortgaged Property and any business or businesses situated thereon, or any combination; to collect the rents; to make all necessary and needed repairs; to pay all taxes, assessments, insurance premiums, and all other costs incurred in connection with the Mortgaged Property; and, after payment of the expenses of the receivership, including reasonable attorney's fees, and after compensation to the receiver for management and completion of the Mortgaged Property to apply all net proceeds derived therefrom in reduction of the indebtedness secured hereby; or in such other manner as the court shall direct. The appointment of such receiver shall be a matter of strict right to Mortgagee, regardless of the adequacy of the security or of the solvency of any party obligated for payment of the indebtedness secured hereby. All expenses, fees, and compensation incurred pursuant to any such receivership shall be secured by the lien of this mortgage until paid. The receiver, personally or through agents, may exclude Mortgagor wholly from the Mortgaged Property and have, hold, use, operate, manage and control the Mortgaged Property, and may in the name of the Mortgagor exercise all of Mortgagor's rights and powers to maintain, construct, operate, restore, insure, and keep insured the Mortgaged Property in such manner as such receiver deems appropriate.

       No delay or omission of Mortgagee or of any Mortgagee of the indebtedness secured hereby to exercise any right, power or remedy accruing upon a default shall exhaust or impair any such right, power or remedy or shall be construed to waive any such default or to constitute acquiescence therein. Every right, power and remedy given by this Mortgage to Mortgagee may be exercised from time to time and as often as may be deemed expedient by Mortgagee.

       At any time and from time to time upon request by Mortgagee, Mortgagor will make, execute and deliver or cause to be made, executed and delivered to the Mortgagee, any and all further instruments, certificates and other documents as may, in the opinion of Mortgagee, be necessary or desirable to effectuate, complete or perfect or to continue and preserve (i) the obligations of Mortgagor under the Convertible Debenture (ii) the security interest of this Mortgage, or (iii) the mortgage lien hereunder. It is contemplated that Mortgagor will pay documentary stamp taxes and any other fees and taxes applicable to the full face amount of the Convertible Debenture and any other obligations secured hereunder. If any additional stamp or excise tax shall become applicable with respect to this Mortgage, the Convertible Debenture, any conditional or unconditional guaranty or similar instrument, any loan or credit extended hereunder or any security agreement, guaranty, or other document, Mortgagor shall promptly pay such tax in full (including interest and penalties, if any) and shall hold Mortgagee harmless with respect thereto and Mortgagor's liability hereunder shall survive the repayment of the indebtedness under the Convertible Debenture and all other such taxable instruments and obligations.

       The lien priority of this Mortgage shall not be affected by any changes in the Convertible Debenture or any other instrument secured hereby, including but not limited to, increases or decreases in the interest rate charged pursuant to the Convertible Debenture. Any parties acquiring an interest in the Mortgaged Property subsequent to the date of this Mortgage is recorded shall acquire such interest in the Mortgaged Property with notice that Mortgagee may increase the interest rate or otherwise modify, amend or substitute the Convertible Debenture or other instrument secured hereunder, and the Convertible Debenture and other instruments secured hereunder, as modified, and the Mortgage shall remain superior to the interest of any party in the Mortgaged Property acquired subsequent to the date this Mortgage is recorded.

       No waiver of any default hereunder shall extend to or affect any subsequent or any other default then existing, or impair any rights, powers or remedies consequent thereon. If Mortgagee (a) grants forbearance of an extension of time for the payment of any sums secured hereby (b) takes other or additional security for the payment thereof (c) waives or does not exercise any right granted in the Mortgage (d) releases any part of the Mortgaged Property from the lien of this Mortgage (e) consents to the filing of any map, plat or replat of the Land (f) consents to the granting of any easement on the Land; or (g) makes or consents to any agreement changing the terms of the indebtedness hereby secured by this Mortgage, including the Convertible Debenture, or subordinating the lien or any charge hereof, no such act or omission shall release, discharge, modify, change or affect the original liability under this Mortgage or otherwise of Mortgagor, or any subsequent purchaser of the Mortgaged Property or any part thereof or any maker, co-signer, endorser, surety or guarantor. Nor shall any such act or omission preclude Mortgagee from exercising any right, power or privilege herein granted or intended to be granted in case of any default then existing or of any subsequent default; nor, except as otherwise expressly provided in an instrument or instruments executed by Mortgagee, shall the lien of this Mortgage be altered thereby. In the event of the sale or transfer by operation of law or otherwise of all or any part of the Mortgaged Property, Mortgagee, without notice to any person, firm or corporation, is hereby authorized and empowered to deal with any such vendee or transferee with reference to the Mortgaged Property or the indebtedness secured hereby, or with reference to any of the terms or conditions hereof, as fully and to the same extent as it might deal with the original parties hereto and without in any way releasing or discharging any of the liabilities or undertakings hereunder.

  No right, power or remedy conferred upon or reserved to Mortgagee by this Mortgage is intended to be exclusive of any other right, power or remedy, but each and every such right, power and remedy shall be cumulative and concurrent and shall be in addition to any other right, power and remedy given hereunder or now or hereafter existing at law or in equity or by statute.

        It is further stipulated and agreed by and between the parties that Mortgagee shall have the right to exercise any option or privilege herein given or reserved and to enforce any duty of Mortgagor at any time without further or other notice regardless of any prior waiver by Mortgagee or default of Mortgagor or delay by Mortgagee in exercising any right, option, or privilege or enforcing such duty of Mortgagor and no waiver by Mortgagee or default of Mortgagor nor delay of Mortgagee in exercising any right, privilege or option or in enforcing any duty of Mortgagor shall be deemed, held, or construed to be a waiver or any of the terms or provisions of this Mortgage or of any subsequent or continuing default.

       This instrument also serves as a security agreement and creates a security interest in the Mortgaged Property in favor of Mortgagee herein under the Uniform Commercial Code as adopted in Florida, and Mortgagee shall also have all rights, privileges and remedies including notice of a secured party under the Florida Uniform Commercial Code and without limitation upon or in derogation of the rights and remedies created under and accorded Mortgagee by this Mortgage pursuant to the common law or any other laws of the State of Florida or any other jurisdiction it being understood that the rights and remedies of Mortgagee under the Florida Uniform Commercial Code shall be cumulative and in addition to all other rights and remedies of Mortgagee arising under the common law or any other laws of the State of Florida or of any other jurisdiction. On demand Mortgagor shall promptly pay all costs and expenses of filing statements, continuation statements, partial releases and termination statements deemed necessary or appropriate by Mortgagee to establish and maintain the validity and priority of the security interest of Mortgagee. It is expressly agreed in accordance with the provisions of the Florida Uniform Commercial Code, ten (10) days notice by Mortgagee to Mortgagor shall be deemed to be reasonable notice under any provisions of the Florida Uniform Commercial Code requiring such notice.

  Mortgagor hereby waives all rights of homestead exemption granted by the Constitution and laws of Florida. All covenants and obligations of the respective parties hereto shall extend to and be binding upon their respective heirs, personal representatives, successors and assigns.

  IN WITNESS WHEREOF, Mortgagor has executed this Mortgage effective as of the day and year first above written.

  Signed, sealed and delivered in
  the presence of:                               FOOD TECHNOLOGY SERVICE, INC.,
                                                 a Florida corporation


  _____________________________
  Print name: ___________________


  _____________________________            By: _______________________________
  Print name: ____________________         Print Name: ________________________
                                         Title: ______________________________

  STATE OF FLORIDA

  COUNTY OF POLK

       The foregoing instrument was acknowledged before me this __ day of July, 2000, by _____________________, the _________________ of FOOD TECHNOLOGY
  SERVICE, INC., a Florida corporation, on behalf of the corporation.  (He)
  (She) is personally known to me or has produced _______________ as identification.

                                          _______________________________
                                          Notary Public

                                          My commission expires:


  Letter(i) SIMPLIFICATION OF SECURITY INTEREST DATED MARCH 6, 2000

  March 6, 2000

  Food Technology Service, Inc.
  502 Prairie Mine Road
  Mulberry, Florida  33860
  USA

  Attention: 	Pete Ellis, President

  Dear Sirs:

  Re:	Simplification of Security Interests

  The parties desire to simplify and consolidate the security interests securing Food Technology Service, Inc.'s ("FTSI") outstanding debt and other obligations.

  Indebtedness

  FTSI as at November 30, 1999, acknowledges its indebtedness to MDS Nordion Inc. ("Nordion") in the amount of $900,000US and accrued interest in the amount of $22,374.50US (the "Debt"), pursuant to cash advances made by Nordion to FTSI under the Agreement dated December 11, 1991, which sum is currently secured by a Convertible Debenture (the "Debenture") and Mortgage and Security Agreement, respectively dated January 15, 1992. The Debt and any future payment or advance of funds to FTSI or to its benefit by Nordion after November 30,1999, continue to bear annual interest, until full payment, at the rate of the Nations Bank prime rate in effect from time to time plus one percent (1%). The Debt, interest accruing thereon and any future advances or payments including payment of guarantees or indemnities to third parties made by Nordion to FTSI's benefit (collectively the "Indebtedness") remain, at Nordion's option, convertible at any time into common shares of FTSI based on the conversion rate of 70% of the closing price of FTSI's shares listed on NASDAQ on the last trade date prior to exercise of the conversion right.

  Simplification and Consolidation

  In order to simplify and consolidate the security interest securing the Indebtedness Nordion agrees (i) to release and discharge all underlying security interests registered in the State of Florida, with respect to the purchase of equipment and cobalt 60 which Nordion holds under the Uniform Commercial Code and which were registered prior to the date of this letter agreement, excluding the Debenture and notification of retention of ownership of 2.6m Curies of cobalt-60 under the agreement dated September 11,1992, (ii) to discharge the Mortgage and Security Agreement dated October 22,1991 which secures payment to MDS Nordion by FTSI of up to $600,000 US under the terms of the Reimbursement and Indemnity Agreement dated October 22,1991 ("Indemnity Agreement"), and (iii) to discharge the Mortgage and Security Agreement dated January 15,1992, in favour of securing the Indebtedness under a new mortgage and security agreement.

  Florida State Requirements

  The parties further agree to amend the Indemnity Agreement in order to replace "Bank of Montreal" in such agreement, with "Canadian Imperial Bank of Commerce or such other bank as may be designated by Nordion from time to time".

  Line of Credit

  Additionally, FTSI agrees to indemnify and reimburse Nordion for any payment Nordion may otherwise make to Fleet National Bank, pursuant to its obligations under the Unlimited Guaranty and Indemnity Agreement dated October 29, 1998, issued by Nordion to Fleet National Bank, for the purpose of guaranteeing repayment of the line of credit granted to and in favour of FTSI, as amended and as increased in amount from time to time including interest, costs and expenses.

  General Indemnity

  FTSI agrees to indemnify and reimburse Nordion for any payment made by Nordion to third parties arising from guarantees or indemnities to third parties issued by Nordion for the benefit of FTSI.

  Implementation

  In order to implement the foregoing the parties agree to register a new mortgage and security agreement replacing the Mortgage and Security Agreement dated January 15, 1992, which shall be substantially in the same form and which shall provide as follows:


  (1) provide security for payment of the Debt and interest accruing thereon as set out in the Debenture;

  (2)eliminate the total overall mortgage cap (currently capped at $2,000,000US), and replace it with a total overall mortgage cap of $7,000,000US;

  (3)provide security to Nordion for any payment up to $600,000 US, to be paid by FTSI to Nordion pursuant to the Indemnity Agreement, wherein, FTSI has agreed to indemnify Nordion against payment, up to $600,000 US, required to be made by Nordion to Acstar Insurance Company ("Acstar") pursuant to indemnities entered into by Nordion with Acstar to secure a License and Permit Bond between FTSI and Acstar for the benefit of the State of Florida,
  in the amount   $600,000 US;

  (4)eliminate the limit on the amount of additional loans from Mortgagee to Mortgagor under the January 15, 1992 Mortgage and Security Agreement, (currently capped at $500,000 US in additional loans), to provide that the new mortgage and security agreement, to the greatest extent possible, secure
  (i) FTSI's present or future obligations to Nordion, including but not limited to additional loans interest, costs and expenses; (ii) reimbursement to Nordion for any amount expended by Nordion pursuant to any guarantee, letter of credit, indemnity or any other commitment of any type by Nordion to a third party for the benefit of FTSI including without limitation, any guarantee by Nordion of a present or future working capital loan or line of credit by a third party (including Fleet National Bank), to FTSI.

  Costs and Expenses

  FTSI further agrees that it shall pay all taxes and penalties including without limitation, documentary stamp taxes and intangible taxes, now or hereafter imposed by applicable governmental authority regarding all prior, existing or future, financing guarantees, indemnities or security transactions between the parties, and shall pay all legal costs and attorney's fees incurred in carrying out the transactions contemplated herein.

  Waiver

  Nothing contained in this letter agreement invalidates any security now held by Nordion for payment of the Indebtedness and FTSI hereby waives in favour of Nordion and its successors and assigns any claims or defenses which FTSI may have regarding or in any way related to the Indebtedness from actions or events prior to this date and further agrees not to raise any such claims or defenses, if any, against Nordion or its successors or assigns in civil proceedings or otherwise.

  If you concur with the foregoing, please sign in the space provided.


                               MDS NORDION INC.

                               by:

  We concur this       day of
                     , 2000

  FOOD TECHNOLOGY SERVICE, INC.

  by:


  doc#35417



         --------

    (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
    (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
    (3)  Agreements entered into by the Company with MDS Nordion

              *(a) Reimbursement and Indemnity Agreement dated October 22, 1991 *(b) Agreement dated December 11, 1991
              *(c) Debenture dated January 15, 1992
              *(d) Copy of Security & Mortgage Agreement dated January 15, 1992 *(e) Financing Agreement dated February 21, 1992
              *(f) Security Agreement dated February 21, 1992
             **(g) Letter Agreement dated March 31, 1994 and April 13, 1994.
            ***(h) Modification Agreement

    * Reference is made to Exhibit (c)(3) included in the Company's Form 10-K Report filed for the year ended December 31, 1991.

    ** Reference is made to Exhibit 3(g) included in the Company's Form 10-KSB Report filed for the year ended December 31, 1993.

    *** Filed herewith.

    (b)  Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.


                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the __________day of March 2001.

                                 FOOD TECHNOLOGY SERVICE, INC.


                                 By:    /S/ E.W. (Pete) Ellis
                                    ---------------------------
                                    E.W. (Pete) Ellis, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                 Name                       Title                     Date
                 ----                       -----                     ----

  /S/  E.W. (Pete) Ellis            Chief Executive Officer     March __, 2001
---------------------------             and Director
E.W. (Pete) Ellis

  /S/  Thomas J. Daw                 Director                   March __, 2001
---------------------------
Thomas J. Daw

  /S/  Frank M. Fraser               Director                   March __, 2001
---------------------------
Frank M. Fraser

  /S/  R. Craig Hunter               Director                   March __, 2001
---------------------------
R. Craig Hunter

  /S/  David Nicholds                Director                   March __, 2001
---------------------------
David Nicholds

                              FOOD TECHNOLOGY SERVICE, INC.


                              INDEX TO FINANCIAL STATEMENTS


             Report of Independent Certified Public Accountants

             Financial Statements

             Balance Sheets - December 31, 2000 and 1999

             Statements of Operations - Years Ended December 31, 2000, 1999 and 1998

             Statement of Stockholder's Equity - Years Ended
             December 31, 2000, 1999 and 1998

             Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

             Notes to Financial Statements

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS To the Board of Directors and Stockholders
Food Technology Service, Inc.


     We have audited the accompanying balance sheets of Food Technology Service, Inc. as of December 31, 2000 and 1999 and the related statements of operations, Stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not received significant revenues and has incurred losses since inception. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include adjustments that might result from the outcome of this uncertainty.





FAIRCLOTH & ASSOCIATES, P.A.



Tampa, Florida
February 14, 2001

                        FOOD TECHNOLOGY SERVICE, INC.


                              BALANCE SHEETS


                                                      December 31,
                                               2000                 1999
                                            ----------           ----------

                                   ASSETS
                                   ------

Current Assets:
  Cash                                        $108,104              $20,937
  Accounts Receivable                           79,975               51,125
  Due from Employees                            23,375               66,175
  Inventory                                       -                   3,886
                                             ---------           ----------
    Total Current Assets                       211,454              142,123

Property and Equipment:

  Building                                   2,883,675            2,883,675
  Cobalt                                     1,310,272            1,310,272
  Furniture and Equipment                    1,686,630            1,659,854
  Less Accumulated Depreciation             (2,743,785)          (2,482,167)
                                            ----------           ----------

                                             3,136,792            3,371,634

  Land                                         171,654              171,654
                                            ----------           ----------

    Total Property and Equipment             3,308,446            3,543,288


Other Assets:                                    5,000                5,000
                                            ----------           ----------

    Total Assets                            $3,524,900           $3,690,411
                                            ==========           ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.


                              BALANCE SHEETS


                                                      December 31,
                                               2000                 1999
                                            ----------           ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable                             $55,113              $48,513
  Revolving credit line                        100,000              250,000
  Financing Agreement and
    Debenture Payable                        1,055,164                 -
                                            ----------           ----------
    Total Current Liabilities                1,210,277              298,513

Financing Agreement and
  Debenture Payable                               -                 954,476

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
   20,000,000 Shares, Outstanding 10,333,201
   Shares in 2000 and 10,316,201 in 1999       103,332              103,162

  Paid-In Capital                           11,469,671           10,982,963
  Deficit Accumulated During
    Development Stage                       (9,258,380)          (9,104,371)
                                            ----------           ----------

                                             2,314,623            2,437,422
Commitments and Contingencies
  (Note B and I)

    Total Liabilities and
      Stockholders' Equity                  $3,524,900           $3,690,411
                                            ==========           ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                              FOOD TECHNOLOGY SERVICE, INC.


                                STATEMENTS OF OPERATIONS



                                                    Year Ended
                                                    December 31,
                                         1998          1999         2000
                                      ----------    ----------   ----------

Net Sales                              $562,552      $387,966   $1,412,297
                                     ----------    ----------    ---------
Processing Costs                        323,918       304,028      374,043

General, Administrative
 and Development                        539,421       588,724      802,640

Depreciation                            274,449       265,442      261,618

Interest Expense                         75,337       92,403       128,005
                                     ----------    ----------    ---------
                                      1,213,125     1,250,597    1,566,306
                                     ----------    ----------    ---------

  Loss from Operations                (650,573)      (862,631)    (154,009)

Other Income (Loss):
  Foreign Exchange                      29,117        (25,398)        -
                                     ----------    ----------   -----------

Loss before Income Taxes              (621,456)      (888,029)    (154,009)

Income Taxes                                  0             0            0
                                     ----------    ----------   -----------

  Net Loss                           ($621,456)     ($888,029)   ($154,009)
                                     ==========    ==========   ==========

Net Loss Per Common Share               ($0.06)        ($0.09)       ($.01)
                                     ==========    ==========   ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.


                     STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common          Paid-In
                                      Stock          Capital          Deficit
                                    ----------      ----------       ----------


Balance, December 31,1997             $100,522    $10,923,339      ($7,594,886)

  Sale of 37,785 Shares of Stock
    for $60,000 in Cash and
    Services                               378         59,624             -

  Net Loss for Year	                    -            -            (621,456)
                                    ----------      ----------       ----------
Balance, December 31,1998              100,900      10,982,963            -

  Sale of 226,200 Shares of Stock
    for $438,725 in Cash and
    Services                             2,262        436,463             -

  Directors Stock Option Compensation                  19,205

  Net Loss for Year	                    -            -            (888,029)
                                    ----------      ----------       ----------
Balance, December 31,1999              103,162      11,438,631       (9,104,371)

Sale of 17,000 Shares of Stock
    for $31,210 in Cash                    170          31,040             -

  Net Loss for Year	                    -            -            (154,009)
                                    ----------      ----------       ----------
Balance, December 31,2000             $103,332     $11,469,671     ($9,258,380)
                                    ==========      ==========       ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                               FOOD TECHNOLOGY SERVICE, INC.


                                  STATEMENTS OF CASH FLOWS





                                                     Year Ended
                                                     December 31,
                                            1998        1999          2000
                                         ----------  ----------    ----------

Cash Flows from Operations:
  Cash Received from Customers            $566,234      $358,341    $1,382,317
  Interest Received
  Interest Paid                             (2,346)      (13,526)      (27,318)
  Cash Paid for Operating Expenses        (891,536)     (872,219)   (1,265,754)
                                          --------      --------     ---------
                                          (327,648)     (527,404)       89,245

Cash Flows from Investing:
  Purchase of Equipment                     (4,269)         (705)      (26,776)
                                          --------      --------      --------
                                            (4,269)         (705)      (26,776)

Cash Flows from Financing
  Activities:
  Proceeds from Sale of
    Common Stock                            30,000       368,000        31,210
  Proceeds from Borrowing                  295,732       175,000       100,688
  Payment of Loans                            -             -         (150,000)
  Repayment of Employee Advances              -             -           42,800
                                          --------      --------      --------
                                           325,732       543,000        24,698

Net Increase (Decrease) in
  Cash                                      (6,185)       14,891        87,167

Cash at Beginning of Year                   12,231         6,046        20,937
                                          --------      --------      --------

Cash at End of Year                         $6,046       $20,937      $108,104
                                          ========      ========      ========


                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.


                          STATEMENTS OF CASH FLOWS





                                                       Year Ended
                                                       December 31,
                                            1998         1999         2000
                                         ---------    ---------    ---------


Reconciliation of Net Loss to
  Net Cash Used by Operations:
  Net Loss                              ($621,456)   ($888,029)    ($154,009)

Adjustments to Reconcile
  Net Loss to Cash Used:
  Depreciation                            274,449      265,442       261,618
  Loss on Sale of Equipment
  Imputed Interest on
    Financing Agreement
  Foreign Exchange (Gain) Loss            (29,117)      25,398          -
  (Increase) Decrease in
    Receivables                            11,921      (28,301)      (28,850)
  (Increase) Decrease in Inventory         (8,452)       4,566         3,886
  Increase (Decrease) in
    Payables and Accruals                  15,007       (9,112)        6,600
  Value Ascribed to Stock
   Issued for Services and Int.            30,000      102,632          -
                                      -----------   ----------     ---------
Net Cash Used by Operating
  Activities                            ($432,016)   ($327,648)    ($527,404)
                                      ===========   ==========     =========


Supplemental schedule of noncash investing and financing activities.

During 1999 the Company issued common stock for receivables of $66,175.



                        SEE NOTES TO FINANCIAL STATEMENTS

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2000




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

3. Fair Value of Financial Instruments

The fair value of financial instruments has been valued at the prevailing prime interest rate plus 1%. The fair value approximates the carrying amount of debt.

4. Revenue Recognition

Sales are recorded by the Company when the customer's product has been processed.

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2000




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

Estimated useful lives are periodically reviewed and if warranted, changes will be made resulting in acceleration of depreciation.

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

9. Comprehensive Income

The only component of comprehensive income the Company has is net income.

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2000

Note B - The Company as a Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not received significant revenues and has incurred significant losses since inception.

Management is of the opinion that the company will continue operations through December 31, 2001 based on the following plans and events:

The Company's supplier (Note C ) and major creditor, MDS Nordion Inc., has guaranteed a line of credit of $500,000 from a bank. Any future draws against this line must be approved by Nordion. At December 31, 2000, $400,000 of this amount is available to fund 2001 operations.

The Company began processing certain meat products on February 23, 2000 under the provisions of new USDA regulations. The Company anticipates that revenues from processing, packaging materials, consumer goods, food and other products together with its unused credit line of $400,000 will be sufficient to cover operating costs through December 31, 2001.However, there is no assurance that the anticipated revenues will be received.

Note C - Financing Agreement:

Financing agreement to supplier due on
demand plus interest at 1% over prime                   $963,194

Accrued interest                                          91,970
                                                      ----------
                                                      $1,055,164
                                                      ==========



At December 31, 1999 the Company owed MDS Nordion, Inc. $378,598 (payable In Canadian currency), $375,732 in cash advances and $200,146 in accrued interest totaling $954,476. Such debt was all due January 5, 2001.

On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at February 4, 2000 was $963,194 payable in U. S. dollars, which included $22,114 accrued interest. The parties further agreed that the debt, interest accruing thereon, and any future advances remain, at Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. At various times during the year Nordion agreed to waive its rights to convert interest accruing on the indebtedness through January 1, 2002

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2000



Note C - Financing Agreement (continued):

On January 23, 2001 Nordion agreed to change the due date of the debt from January 5, 2001 to a due on demand basis. Such debt is not in default and no such demand has been made.

All assets of the Company collateralize all sums advanced by the supplier, including accrued interest.

Note D - Income Taxes:

The Company has unused operating loss carry-forwards available at December 31, 2000 of $9,215,997 for tax purposes and $9,235,202 for financial reporting purposes. The loss carry-forwards expire as follows:


                                                     Amount
                            Year             Tax                     Book
                            ----          ---------              ------------

                            2001            $28,141                  $28,141
                            2002             45,859                   45,859
                            2003             73,687                   73,687
                            2004             23,345                   23,345
                            2005             77,909                   77,909
                            2006            400,332                  400,332
                            2007          1,352,015                1,352,015
                            2008          1,297,455                  945,703
                            2009          1,239,590                1,239,696
                            2010          1,262,386                1,327,385
                            2011          1,048,800                1,066,986
                            2012            688,497                1,006,131
                            2018            647,342                  618,226
                            2019            840,712                  881,875
                            2020            189,927                  147,912
                                         ----------               ----------
                                         $9,215,997               $9,235,202
                                         ----------               ----------
                                         ----------               ----------

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 1999 and 2000 were as follows:

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2000

Note D - Income Taxes (continued):
                                              1999                2000
                                           ----------          ----------

      Net operating loss carryforwards     $3,396,510          $3,467,980

      Foreign exchange                        (23,217)

      Stock option compensation                 5,932               5,932

      Equity in loss of affiliate              39,319
                                           ----------          ----------
          Net deferred tax assets           3,418,544           3,473,912

          Less- Reserve                    (3,418,544)         (3,473,912)
                                           ----------          ----------
                                           $    -0-            $    -0-
                                           ----------          ----------
                                           ----------          ----------


The net deferred tax assets have been fully reserved because there is less than a 50% chance that they will be utilized.

Note E - Stock Offerings:

During 1998 the Company sold 3,333 unregistered shares for $10,000 in cash to an individual and 20,000 shares for $20,000 in cash to its President pursuant to an employment agreement. In addition, 14,286 shares were issued for legal services and $30,000 was charged to operations. Also, 166 shares were exchanged for 2,000 shares of an affiliate.

During 1999 the Company sold 150,000 shares for $286,125 in cash to a beef and poultry distributor. In addition 74,200 shares were sold for $148,050 in cash and receivables pursuant to stock option plans. Also 2,275 shares with an ascribed value of $4,550 were donated to an educational institution.

During 2000 the Company sold 17,000 shares for $31,210 in cash and receivables pursuant to stock option plans.

All shares issued for services have been ascribed the market value on the dates they were earned.
Note F - Stock Purchase Warrants and Stock Options:

The company's policy is to issue warrants and options at or above the market value on the issue date, except for non-employee Directors in 1999. Accordingly, compensation has been recorded for warrants or options granted only to such Directors.

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2000


Note F - Stock Purchase Warrants and Stock Options (continued):

On November 11, 1996 the Company agreed to issue its President 10,000 shares for services. The Company also granted to him options to purchase up to 20,000 shares of stock per year at $1 per share during the five year period ending December 8, 2001. Such options were exercised 20,000 shares in 1998, 32,000 shares in 1999 and 8,000 shares in 2000.

On May 18, 1992, the Stockholders approved the 1992 Incentive and Non-Statutory Stock Option Plan (the "1992 Plan") and on June 23, 2000 the Stockholders approved the 2000 Incentive and Non-Statutory Stock Option Plan (the "2000 Plan").

The Plans are administered by the Board of Directors who are authorized to grant incentive stock options ("ISO's") or non-statutory options ("NQO's"), to Officers and employees of the Company and for certain other individuals providing services to or serving as Directors of the Company.

Upon approval of the 2000 Plan no further options will be granted under the 1992 Plan. The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 500,000 shares of which options to purchase 9,356 shares were granted in 2000.

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plans shall not exceed $100,000. Any option granted in excess of the foregoing limitation shall be specifically designated as being a NQO.

On August 25, 1992, the Board of Directors authorized and issued options to buy 122,000 shares at $8.75 per share. On August 7, 1998 the remaining 78,000 of these options were canceled and new options to purchase 105,000 shares at $2.75 per share were issued. Such price was the market value on August 7, 1998; accordingly, no compensation was charged to operations.

The options are exercisable 20% of the authorized amount immediately and 20% in each of the following four years. ISO's and NQO's granted to an optionee terminate 30 to 90 days after termination of employment or other relationship, except that ISO's and NQO's terminate the earlier of the expiration date of the option, or 90 to 180 days in the event of death and 180 days to one year in the event of disability.

On February 9, 1999 the Board of Directors approved an option plan for non-employee Directors. Under the plan, non-employee Directors receive options to purchase 3,000 shares per year plus 1,000 shares per meeting attended. Such options were granted in January of each year at the quoted market price at the beginning of the previous year and must be exercised on or before five years from the date of grant. The options are granted pro rata if a director terminates during the year. During 1999, 23,000 options accrued to three Directors. The difference between the option price and the market price of the shares on the dates earned was $19,205 and has been charged to income.

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2000


Note F - Stock Purchase Warrants and Stock Options (continued):

Such plan was amended on May 18, 2000 to grant such options on the date a director is elected rather than January at the average quoted market price for the five days preceding the date of grant. Also such options may be exercised after one year. No more than 10,000 shares may be granted to each Director per year. During 2000 options to purchase 25,356 shares at $3.38 to $4.02 per share were granted to four directors.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was implemented in January, 1996. As permitted by the Standard, the Company retained its prior method of accounting for stock compensation.
If the accounting provisions of Statement No. 123 had been adopted, the net impact on the 2000, 1999 and 1998 net income would not have been material.

Changes that occurred in options and warrants outstanding in 2000, 1999 and 1998 are summarized below:


                      2000                  1999                  1998
                      ----                ----                  ----
                             Average             Average                Average
                             Exercise           Exercise               Exercise
                     Shares   Price    Shares    Price        Shares    Price

Outstanding at
beginning of year     115,800  $2.30    403,000   $2.30       273,000    $5.73

Granted               53,356  $2.96                          273,000    $2.29

Exercised            (17,000) $1.84   (224,200)  $1.94       (20,000)   $1.00

Expired/canceled      (4,250) $3.18    (63,000)  $7.12      (123,000)   $8.55
                     -------           -------               -------

Outstanding at end
of year              147,906  $2.35    115,800   $2.02       403,000    $2.06
                     =======           =======               =======
Exercisable at
end of year           41,600  $2.50      6,000   $2.75       200,000    $3.21



Note G - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, MDS Nordion Inc. (Nordion) owns over 50% of the Company's outstanding common stock ( see Note C for financing arrangements).

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2000



Note G - Related Party Transactions (continued):

On September 25, 1992 Nordion stored approximately 2,600,000 curies of cobalt at the Company's plant. Subsequently 700,000 curies were returned and 1,510,000 curies decayed, leaving approximately 390,000 curies at the Company's plant. Such cobalt was stored in anticipation that it would be needed in the Company's operations: however, such cobalt has not been needed because of low processing volume due to the lack of necessary Governmental approvals and marketing demand. Due to the physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $200,000, $150,000 and $75,000 for the years ended December 31,1998, 1999 and 2000, respectively. The net losses for such periods would have been $821,456, $1,018,824 and $233,883 respectively. At such time that the Company's operations increase to such an extent that the Nordion cobalt is required for increased processing volume or speed, the Company will begin charging its decay to operations.

Note H - Commitments and Contingencies:
On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. The lawsuit alleges damages in excess of $2,000,000 and lost profits of $4,743,400. The Company denies the allegations and intends to vigorously defend the lawsuit. The outcome of this litigation is uncertain at this time; accordingly, no provision has been made in the accompanying financial statements for this contingency. Approximately 50% of the company's sales in 2000 were to one customer. The loss of this business could have a severe impact on future results of operations. In February 1999, the Company entered into an agreement with a beef and poultry distributor to provide meat and poultry irradiation services. During February 1999, under the terms of the agreement, the Company sold 150,000 shares of its common stock to the stockholders of the distributor for $286,125 in cash. In addition, the Company agreed to grant stock options of up to 105,000 shares at $2.75 per share. Such options were to be granted in 10,000 share increments based on 10,000 share options for each $200,000 in sales to customers for irradiation services during the two year period ending November 30, 2000. If the agreement was still in effect on November 30, 2000 the Company agreed to grant to the stockholders of the distributor additional stock options equal to the number of options they exercised in the previous two years. Sales resulting from this agreement through November 30, 2000 were less than $200,000; accordingly, no options were granted.





<p