Form 10QSB
period 2001-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2001-05-08
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2001    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                       Outstanding as of March 31,2001 and December 31, 2000

      Class                               2001                  2000
      -----                               ----                  ----
Common Stock $.01 Par Value        10,331,201 Shares      10,331,201 Shares

                        FOOD TECHNOLOGY SERVICE, INC.





                              BALANCE SHEET

                                                   MARCH 31,  DECEMBER 31,
                                                     2001         2000
                                                     ----         ----
                                                  (unaudited)       *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $   112,762  $   108,104
  Accounts Receivable                                  85,565       79,975
  Due from Employees                                   23,875       23,375
                                                   ----------   ----------
     Total Current Assets                             222,202      211,454

Property and Equipment:
  Cobalt                                            1,310,272    1,310,272
  Furniture and Equipment                           1,703,945    1,686,630
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,808,688)  (2,743,785)
                                                   ----------   ----------
      Total Property & Equipment                    3,089,204    3,136,792

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000

Total Assets                                      $ 3,488,060  $ 3,524,900
                                                  ===========   ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------

Current Liabilities:
  Accounts Payable and Accrued Expense            $    23,706  $    55,113
  Revolving Credit Line                                     0      100,000
  Financing Agreement and Debenture Payable         1,057,481    1,055,164
                                                   ----------   ----------
     Total Current Liabilities                      1,081,187    1,210,277




Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    10,331,201 shares outstanding on
    March 31, 2001 and December 31, 2000              103,332      103,332

  Paid in Capital                                  11,469,671   11,469,671
  Retained Deficit                                 (9,166,130)  (9,258,380)
                                                   ----------   ----------
     Total Equity                                   2,406,873    2,314,623

Total Liabilities and Stockholders' Equity        $ 3,488,060  $ 3,524,900
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31,2001 AND 2000

                                                        2001         2000
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 393,391   $ 235,866
       Processing Costs:                                93,753      71,939
                                                     ---------    --------
          Income (Loss) from Operations                299,638     163,927

General Administrative and Development                 114,371     126,745
Depreciation                                            64,902      67,730
Interest Expense                                        28,115      32,663
                                                     ---------    --------
Income /(Loss)Loss Before Income Taxes                  92,250     (61,211)

Income Taxes
  Provision for income taxes                            34,879           0
  Tax Benefit from Net Operating loss                  (34,879)          0
                                                     ---------    --------
Net Income /(Loss)                                     $92,250    ($61,211)
                                                     =========    ========
Net Income/(Loss) per Common Share                      $0.009     ($0.006)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.

                         STATEMENTS OF CASH FLOWS
                                                   Three Months   Three Months
                                                      Ended          Ended
                                                   March 31, 2001 March 31, 2000
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   387,801      $   254,267
   Interest Paid                                       (25,797)          (9,742)
   Cash Paid for Operating Expenses                   (240,033)        (232,894)
                                                      ---------        ---------
                                                       121,971           11,631

Cash Flows from Investing:
   Property & Equipment Purchase                       (17,313)         (14,021)
                                                    ----------       ----------
                                                       (17,313)         (14,021)

Cash Flows from Financing Activities:
   Proceeds from Sale of Common Stock                        0           25,710
   Repayment of Loans                                 (100,000)               0
                                                    ----------       ----------
                                                      (100,000)          25,710

Net Increase (Decrease) in Cash                          4,658           23,320

Cash at Beginning of Period                            108,104           20,937
                                                    ----------       ----------

Cash at End of Period                                 $112,762         $ 44,257

                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Loss to Net Cash

   Net (Loss) Gain                                    $92,250         ($61,211)

Adjustments to Reconcile Net Loss to
Cash Used:
   Depreciation                                        64,902           65,730
   Accrued Interest                                     2,318                0
  (Increase) Decrease in Receivables                   (6,090)         (18,401)
   Increase (Decrease) in Payables and Accruals       (31,409)         (34,302)
  Value of Stock Issued for Services & Interest             0           22,921
  (Increase) Decrease in  Inventory                         0               92
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $121,971          $11,631
                                                   ==========       ==========

                        FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY


2000(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2000             $   103,162     $11,438,631   ($9,104,371

Sale of 15,000 Shares of Stock
   for $25,710                               150          25,560             0

Net Loss for Period                            0               0       (61,211)

                                      ----------      ----------    ----------
Balance, March 31, 2000              $   103,312     $11,464,191   ($9,165,582)
                                      ==========      ==========    ==========

______________________________________________________________________________

2001 (unaudited)
---------------
Balance, January 1, 2001             $   103,332     $11,469,671   ($9,258,380)


Net Income for Period                          0               0        92,250

                                      ----------      ----------    ----------


Balance, March 31, 2001              $   103,332     $11,469,671   ( 9,166,130)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31, 2001 - 10,331,201 and December 31, 2000 - 10,331,201.


(b) The foregoing information is unaudited, but, in the opinion of

    Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements


Operations
----------


Results for the first quarter were up over the same period last year; sales of $393,391 vs. $235,866, an increase of $157,555, or 67%. Income for the period was $92,250 compared to ($61,211) loss for the first quarter last year an increase of $153,461.

It is managements belief that the manufacturers, processors, foodservice operators and retailers will embrace the much needed food safety tool irradiation offers. We have every reason to believe that during the second quarter of this year you will see irradiated ground beef and poultry in the market place. Consumer education remains a significant challenge that will result in a successful launch of this category. The result of all major studies supports that as consumer knowledge about irradiation increases, their desire for the products increases.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, the Company has cash on hand of $112,762 and accounts receivable of $85,565. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops based upon the recent government approvals.

                                    PART II
                               OTHER INFORMATION
Item 1.     Legal proceedings
Reference is made to the information contained under Item 3- Legal Proceedings in the Company's Form 10KSB Report Filed for the twelve month period ended December 31, 2000

Item 2-6     Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2001                FOOD TECHNOLOGY SERVICE, INC.

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