Form 10QSB
period 2001-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2001-08-06
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended June 30, 2001    Commission File Number 0-19047
                           --------------

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


                       Outstanding as of June 30,2001 and December 31, 2000

      Class                               2001                  2000
      -----                               ----                  ----
Common Stock $.01 Par Value        10,331,201 Shares      10,331,201 Shares

                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEET
                                                   JUNE 30,  DECEMBER 31,
                                                     2001         2000
                                                     ----         ----
                                                  (unaudited)       *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $    61,715  $   108,104
  Accounts Receivable                                  90,501       79,975
  Prepaids                                              5,000            0
  Inventories                                          19,363            0
  Due From Employees                                   23,375       23,375
                                                   ----------   ----------
     Total Current Assets                             199,954      211,454

Property and Equipment:
  Cobalt                                            1,814,523    1,310,272
  Furniture and Equipment                           1,709,881    1,686,630
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,872,855)  (2,743,785)
                                                   ----------   ----------
      Total Property & Equipment                    3,535,224    3,136,792

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000

Total Assets                                      $ 3,911,832  $ 3,524,900
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    22,918  $    55,113
  Revolving Credit Line                               400,000      100,000
  Financing Agreement and Debenture Payable         1,081,453    1,055,164
                                                   ----------   ----------
     Total Current Liabilities                      1,504,371    1,210,277

Stockholders' Equity:
  Common Stock $.01 par value,
  20,000,000 shares authorized,
    10,331,201 shares outstanding on
    June 30, 2001 and December 31, 2000               103,332      103,332
  Paid in Capital                                  11,469,671   11,469,671
  Deficit                                          (9,165,542)  (9,258,380)
                                                   ----------   ----------
     Total Equity                                   2,407,461    2,314,623

Total Liabilities and Stockholders' Equity        $ 3,911,832  $ 3,524,900
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED JUNE 30,2001 AND 2000

                                                        2001         2000
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 308,955   $ 333,893
Processing Costs                                        94,668     112,785
                                                     ---------    --------
          Income from Operations                       214,287     221,108

General Administrative and Development                 125,621     177,414
Depreciation                                            64,106      65,613
Interest Expense                                        23,972      30,677
                                                     ---------    --------
Income /(Loss) Before Income Taxes                         588     (52,596)

Income Taxes
  Provision for Income Taxes                               229           0
  Tax Benefit from Net Operating Loss                     (229)          0
                                                     ---------    --------
Net Income /(Loss)                                        $588    ($52,596)
                                                     =========    ========
Net Income/(Loss) Per Common Share                      $0.000     ($0.005)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                                        2001         2000
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                            $ 702,346   $ 569,586
Processing Costs                                       188,421     198,843
                                                     ---------    --------
          Income from Operations                       513,925     370,743

General Administrative and Development                 239,992     290,956
Depreciation                                           129,008     131,343
Interest Expense                                        52,087      63,297
                                                     ---------    --------
Income / (Loss) Before Income Taxes                     92,838    (114,853)

Income Taxes
  Provision for income taxes                            35,108           0
  Tax Benefit from Net Operating loss                  (35,108)          0
                                                     ---------    --------
Net Income / (Loss)                                    $92,838   ($114,853)
                                                     =========    ========
Net Income /(Loss) Per Common Share                      $0.01      ($0.01)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.

                         STATEMENTS OF CASH FLOWS
                                                   Six  Months    Six Months
                                                      Ended          Ended
                                                   June 30, 2001 June 30, 2000
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   692,061      $   488,442
   Interest Paid                                       (25,797)         (16,320)
   Cash Paid for Operating Expenses                   (485,151)        (489,338)
                                                      ---------        ---------
                                                       181,113          (17,216)

Cash Flows from Investing:
   Property & Equipment Purchase                      (527,502)         (21,776)
                                                    ----------       ----------
                                                      (527,502)         (21,776)

Cash Flows from Financing Activities:
   Proceeds from Sale of Common Stock                        0           25,710
   Repayment of Loans                                 (100,000)               0
   Borrowing on Loans                                  400,000
                                                    ----------       ----------
                                                       300,000           25,710
                                                    ----------       ----------

Net Increase (Decrease) in Cash                        (46,389)         (13,282)

Cash at Beginning of Period                            108,104           20,937
                                                    ----------       ----------

Cash at End of Period                                 $ 61,715          $ 7,655

                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Loss to Net Cash

   Net (Loss) Gain                                    $92,838        ($114,853)

Adjustments to Reconcile Net Loss to
Cash Used:
   Depreciation                                       129,070          131,343
   Accrued Interest                                    26,289                0
  (Increase) Decrease in Receivables                  (10,526)         (79,860)
  (Increase) Decrease in Other Current Assets          (5,000)               0
   Increase (Decrease) in Payables and Accruals       (32,195)            (915)
  Value of Stock Issued for Services & Interest             0           46,977
   (Increase) Decrease in  Inventory                  (19,363)              92
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $181,113         ($17,216)
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
                                      ==========      ==========    ==========

______________________________________________________________________________

2001 (unaudited)
---------------
Balance, January 1, 2001             $   103,332     $11,469,671   ($9,258,380)


Net Income for Period                          0               0        92,838

                                      ----------      ----------    ----------


Balance, June 30, 2001              $   103,332     $11,469,671    ($9,165,542)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30, 2001 - 10,331,201 and December 31, 2000 - 10,331,201.


(b) The foregoing information is unaudited, but, in the opinion of

    Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements

Operations
----------
Results for the first two quarters were up over the same period last year; Sales of $702,346 vs. $569,586, an increase of $132,730, or 24%. Income for the six months was $92,838 compared to ($114,853) loss for the first two quarters last year an increase of $207,691.

It is managements belief that the manufacturers, processors, foodservice operators and retailers will embrace the much needed food safety tool irradiation offers. Consumer education remains a significant challenge for the launch of irradiated food products. Most major studies indicate, as consumer education increases so does their desire to purchase irradiated food products. We have every reason to believe that the second half of this year will improve over the same period last year.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, the Company has cash on hand of $61,715 and accounts receivable of $90,501. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops based upon the recent government approvals.

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

Date: August 1, 2001                FOOD TECHNOLOGY SERVICE, INC.

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