Form 10QSB
period 2001-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2001-10-10
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended September 30,  2001    Commission File Number 0-19047
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


                       Outstanding as of September 30,2001 and December 31, 2000

      Class                               2001                  2000
      -----                               ----                  ----
Common Stock $.01 Par Value        10,331,201 Shares      10,331,201 Shares

                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEET
                                                SEPTEMBER 30,  DECEMBER 31,
                                                     2001         2000
                                                     ----         ----
                                                  (unaudited)       *
                     ASSETS
                     ------
Current Assets:
  Cash                                            $   105,641  $   108,104
  Accounts Receivable                                  85,773       79,975
  Prepaids                                              2,500            0
  Inventories                                          13,716            0
  Due From Employees                                   23,375       23,375
                                                   ----------   ----------
     Total Current Assets                             231,005      211,454

Property and Equipment:
  Cobalt                                            1,814,523    1,310,272
  Furniture and Equipment                           1,709,881    1,686,630
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (2,953,595)  (2,743,785)
                                                   ----------   ----------
      Total Property & Equipment                    3,454,484    3,136,792

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000

Total Assets                                      $ 3,862,143  $ 3,524,900
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    35,468  $    55,113
  Revolving Credit Line                               300,000      100,000
  Financing Agreement and Debenture Payable         1,102,407    1,055,164
                                                   ----------   ----------
     Total Current Liabilities                      1,437,875    1,210,277

Stockholders' Equity:
  Common Stock $.01 par value,
  20,000,000 shares authorized,
    10,331,201 shares outstanding on
    September 30,  2001 and December 31, 2000         103,332      103,332
  Paid in Capital                                  11,469,671   11,469,671
  Deficit                                          (9,148,735)  (9,258,380)
                                                   ----------   ----------
     Total Equity                                   2,424,268    2,314,623

Total Liabilities and Stockholders' Equity        $ 3,862,143  $ 3,524,900
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED SEPTEMBER 30,2001 AND 2000

                                                        2001         2000
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 360,160  $  379,854
Processing Costs                                       118,877     112,954
                                                     ---------    --------
          Income from Operations                       241,283     266,900

General Administrative and Development                 117,265     250,948
Depreciation                                            80,740      65,373
Interest Expense                                        26,470      33,360
                                                     ---------    --------
Income /(Loss) Before Income Taxes                      16,808     (82,781)

Income Taxes
  Provision for Income Taxes                             6,555           0
  Tax Benefit from Net Operating Loss                   (6,555)          0
                                                     ---------    --------
Net Income /(Loss)                                     $16,808    ($82,781)
                                                     =========    ========
Net Income/(Loss) Per Common Share                      $0.002     ($0.008)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                                        2001         2000
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                          $ 1,062,506   $ 948,156
Processing Costs                                       307,299     306,205
                                                     ---------    --------
          Income from Operations                       755,207     641,951

General Administrative and Development                 357,257     546,737
Depreciation                                           209,748     196,717
Interest Expense                                        78,557      96,658
                                                     ---------    --------
Income / (Loss) Before Income Taxes                    109,645    (198,161)

Income Taxes
  Provision for income taxes                            41,663           0
  Tax Benefit from Net Operating loss                  (41,663)          0
                                                     ---------    --------
Net Income / (Loss)                                  $ 109,645  ($ 198,161)
                                                     =========    ========
Net Income /(Loss) Per Common Share                     $0.011      ($0.019)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                         FOOD TECHNOLOGY SERVICE, INC.

                         STATEMENTS OF CASH FLOWS
                                                   Nine  Months    Nine Months
                                                      Ended          Ended
                                            SEPTEMBER 30,2001  SEPTEMBER 30,2000
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $ 1,056,708      $   892,784
   Interest Paid                                       (31,314)         (23,176)
   Cash Paid for Operating Expenses                   (700,355)        (770,554)
                                                      ---------        ---------
                                                       325,039           99,054

Cash Flows from Investing:
   Property & Equipment Purchase                      (527,502)         (26,777)
                                                    ----------       ----------
                                                      (527,502)         (26,777)

Cash Flows from Financing Activities:
   Proceeds from Sale of Common Stock                        0           31,210
   Repayment of Loans                                 (200,000)         (50,000)
   Borrowing on Loans                                  400,000
                                                    ----------       ----------
                                                       200,000          (18,790)
                                                    ----------       ----------

Net Increase (Decrease) in Cash                         (2,463)          53,487

Cash at Beginning of Period                            108,104           20,937
                                                    ----------       ----------

Cash at End of Period                                $ 105,641          $74,424
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income /(Loss) to Net Cash
   Provided by Operating Activity

   Net Income/(Loss)                                 $109,645        ($198,161)

Adjustments to Reconcile Net Income/(Loss) to
Cash Provided:
   Depreciation                                       209,810          196,717
   Accrued Interest                                    47,243                0
  (Increase) Decrease in Receivables                   (5,798)         (12,572)
  (Increase) Decrease in Other Current Assets          (2,500)               0
   Increase (Decrease) in Payables and Accruals       (19,645)          35,702
  Value of Stock Issued for Services & Interest             0           73,482
   (Increase) Decrease in  Inventory                  (13,716)           3,886
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $325,039          $99,054
                                                   ==========       ==========

                        FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY


2000(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2000             $   103,162     $11,438,631   ($9,104,371)

Sale of 17,000 Shares of Stock
   for $31,210                               170          31,040             0

Net Loss for Period                            0               0     (198,161)

                                      ----------      ----------    ----------
Balance, September 30, 2000          $   103,332      $11,469,671   ($9,302,532)
                                      ==========      ==========    ==========

______________________________________________________________________________

2001 (unaudited)
---------------
Balance, January 1, 2001             $   103,332     $11,469,671   ($9,258,380)


Net Income for Period                          0               0       109,645

                                      ----------      ----------    ----------


Balance, September 30,  2001         $   103,332     $11,469,671   ($9,148,735)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30, 2001 - 10,331,201 and December 31, 2000 - 10,331,201.


(b) The foregoing information is unaudited, but, in the opinion of

    Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Management's Analysis of Quarterly Income Statements

Operations
----------
Results for the first three quarters were up over the same period last year; Sales of $1,062,506 vs. $948,156, an increase of $114,350, or 12%. Income for the nine months was $109,645 compared to ($198,161) loss for the first three quarters last year an increase of $307,806.

It is management's belief that the demand for existing services will continue at the current rate through the end of this year. The increased processing capacity provided by the acquisition of additional Cobalt 60 will allow additional irradiation services to be introduced to expand the existing
business base.   We believe these factors will combine in the fourth quarter to yield improved revenue and profits over the previous year.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, the Company has cash on hand of $105,641 and accounts receivable of $85,773. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops based upon the recent government approvals.

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

Date: October 10, 2001                FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard G. Hunter, Ph.D.
                                    ---------------------------------
                                    Richard G. Hunter, Ph.D., President and
                                    Chief Executive Officer


                                    /S/ Dana S. Carpenter
                                    ----------------------------------
                                    Dana S. Carpenter, Asst. Corporate Secretary