Form 10KSB
period 2001-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2002-04-01
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 2001

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Registrant's operating revenues for its most recent fiscal year were $1,509,895.

    As of December 31, 2001, 10,496,837 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (6,378,436 shares) was approximately $9,248,000 based on the market price at that date.


                          DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the annual meeting of shareholders scheduled to be held May 14, 2002.






                       TABLE OF CONTENTS


PART I

Item 1   Business											1

Item 2   Properties	 									6

Item 3   Legal Proceedings	 								7

Item 4   Submission of Matters to a Vote of Security Holders	 		7

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters	 								7

Item 6   Management's Discussion and Analysis	 					8

Item 7   Financial Statements	 								8

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure	 					8

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	 				8

Item 10  Executive Compensation	 							9

Item 11  Security Ownership of Certain Beneficial Owners and Management	 	9

Item 12  Certain Relationships and Related Transactions	 			9

Item 13  Exhibits and Report on Form 8-K	 						9















                                 PART I
Item 1.	Business of the Company

     Food Technology Service, Inc., (the "Company") was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida, that uses Gamma radiation produced by Cobalt 60 to treat or process various foods for insect disinfestations, shelf life extension and control of certain disease causing microorganisms. Additionally, the Company provides contract sterilization service to the food packaging, medical device and food ingredient industries.

     The Company completed construction of its irradiation facility in Mulberry, Florida in December 1991 and the facility became operational on January 24, 1992. The plant was constructed mainly to irradiate fruits and vegetables for the primary purpose of extending shelf life and poultry to control Salmonella and other illness causing bacteria. Soon after the commencement of operations, it was recognized that the success of the Company would be dependent on the irradiation of poultry and red meats. This was due to the fact that most of the fresh fruits and vegetables are pre-sold in the Florida area where the extension of shelf life is not necessarily beneficial for the fruit and vegetable growers. In addition, although the FDA has approved the use of irradiation for the extension of shelf life, the USDA Animal and Plant Health Inspection Service (APHIS) has not completed its approval for the use of irradiation for post harvest quarantine treatment.

     The rules for the irradiation of poultry were finalized by the U. S. Department of Agriculture and published in the Federal Register on September 22, 1992. However, to date only a limited amount of packaging materials for meat and poultry have been approved for use with irradiation. A food industry consortium, led by a major packaging material company, is working to gain additional approvals. The red meat industry, which has been faced with pathogen problems such as E. coli 0157:H7, supported a petition to allow irradiation of all meats that was approved by the FDA on December 7, 1997. However, the final regulation allowing the irradiation of red meat was not published by USDA/FSIS until February 22, 2000. Sales of poultry and red meat have been nominal to date, mainly because of slow consumer acceptance of irradiated foods. Although the Company is dedicated to the irradiation of poultry, meats and other food products, until acceptance by the public, the Company has and will continue to irradiate other products. The Company's revenue for 2001 (approximately $1,509,895) resulted primarily from the processing of packaging materials, consumer goods, food ingredients, seasonings and spices and from testing of various other food commodities.

	The benefits of irradiation in preventing food-borne illness are well known. Food irradiation is supported by the United States Department of Agriculture ("USDA"), the World Health Organization, the United States Public Health Service, the American Medical Association, the Institute of Food Technologists, and reputable scientific and medical organizations throughout America. In addition, more than forty countries have approved the irradiation of food products. The United States Food & Drug Administration ("FDA") has approved irradiation as a safe and effective means of processing a variety of foods. To date, the FDA has approved the irradiation of (i) pork, to control trichinosis; (ii) poultry and shell eggs, for the control of disease causing pathogens; (iii) spices, for sterilization; (iv) fresh fruits and vegetables for insect disinfestation, and to delay maturation, which extends the shelf

                                  Page(1)


life of many fresh fruits and vegetables; and (v) some meat to control pathogens and extend shelf life.

	Management is working diligently with meat processors, food distributors and with major retailers to gain consumer acceptance for irradiated products. The Company continues to introduce marketing programs that would allow irradiated beef/poultry to be sold in the marketplace. Food Technology Service presently irradiates meat under a special FDA approval for the NASA Astronauts. There are currently several petitions awaiting FDA approval. The shellfish industry is waiting for FDA approval for shellfish. The USDA and the Food Irradiation Processing Alliance, of which the Company is a member, has petitioned the FDA to allow the irradiation of processed meats to control Listeria. The USDA has also petitioned the FDA to raise the maximum dose allowed for poultry and remove the requirement for non-barrier packaging for poultry.

	The Company markets its irradiation process as a substitute for and/or a complement to other food processing methods such as canning, freezing, heat pasteurization and fumigation.

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

	Like an airport x-ray system, the irradiation process does not make the food radioactive. The food is safe to eat immediately after processing.

	The total time required to process different products varies, primarily reflecting (i) the different radiation doses required for different purposes (e.g., insect disinfestations requires a lower dose than does elimination of microorganisms), and (ii) the density of the product being irradiated (e.g., irradiation of relatively dense bulk poultry takes longer than irradiation of less dense retail packaged poultry). A higher or lower dose (but always within the range approved) can be applied by increasing or decreasing the time of exposure of the food to the radioactive source. Dosimeters, which measure the level of irradiation, are placed in and around the product being irradiated, and they allow the Company's personnel to ensure that proper levels have been achieved. With the addition of refrigeration inside the facility, and the current supply of Cobalt 60, the plant can handle any and all products in an efficient manner.

                                  Page(2)

Personnel

	As of December 31, 2001, the Company had ten employees.

Cobalt 60 Supply

	The Company has in place approximately 954,323 curies of Cobalt 60. The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must, from time to time, be purchased to maintain an appropriate radiation level. Nordion is the Company's supplier of Cobalt 60 and has agreed to sell to the Company all of its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that have reached the end of its useful life. Cobalt 60 is available from several sources. See
"Agreements with MDS Nordion" below.

Additional Uses for Irradiation

Research Services

	The Company currently has agreements with industries, universities and government agencies to provide research and testing.

Medical and Consumer Products

	The Company provides irradiation services for the sterilization of medical products and devices. In 2001, the Company processed a significant amount of packaging materials, making use of its capacity without interfering with its focus on food.

Plant Safety

Safety to Surrounding Community

	While a radiation source does require special handling, the necessary precautions are well understood and practiced daily at numerous medical supply irradiation plants already in operation. An irradiator is not a nuclear reactor. The process does not involve any nuclear reaction. It is simply a processing plant containing a shielded area where foods are exposed to a source of ionizing radiation.

	The Company's irradiation processing activities will not produce harmful solid, liquid or gas effluents or pollutants.

Safety to Plant Workers

	As a result of long experience in designing and operating similar types of irradiation facilities, the necessary precautions for worker safety in an irradiation facility are well understood. These precautions are enforced by several federal and state agencies in the United States. The Bureau of Radiation Control, Radioactive Materials Section of the Florida Department of Health inspects the facility on an annual basis. The USDA inspects the premises whenever the Company is processing meats or poultry.


                                  Page(3)


Regulatory Matters

Regulation of Irradiated Foods

	In the United States, primary responsibility for approval of food irradiation rests with the FDA. No irradiated food can be sold, unless the FDA has found that irradiation of a particular food, at specified doses, is both safe and generally effective for the intended purpose. To date, the FDA has approved the irradiation of poultry and shell eggs for the control of Salmonella and certain other disease-causing microorganisms, the irradiation of all fresh fruits and vegetables for insect disinfestation and shelf life extension, the irradiation of spices for sterilization, and the irradiation of pork for the control of trichinosis. Petitions for the approval of the irradiation of shellfish are presently pending. On July 7, 1994, a petition was submitted to the FDA by the meat industry to gain approvals to irradiate all meats, so that E. coli 0157:H7 and other pathogens can be removed from meat products. The FDA approved irradiation of meat products for controlling disease-causing microorganisms on December 2, 1997. On February 22, 2000 the USDA/FSIS released the final rule for the irradiation of meat and meat products.

	In general, no further approvals are necessary for the sale of irradiated fresh fruits and vegetables for shelf life-extension or quarantine treatment in the United States. However, the shipment of any irradiated food for export will be subject to the rules of the country of destination. There have been illnesses caused by certain bacteria and parasites in fresh foods and the dose level required for irradiation to provide safety from these organisms is higher than currently allowed and will require an additional
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

	Quarantine restrictions also apply to certain foods imported into the United States. The USDA has established rules approving irradiation, at the point of shipping, in satisfaction of the quarantine requirements for papayas. The Company is currently working with the USDA Animal and Plant Inspection Service to allow the USDA to approve irradiation at the point of import as satisfying such requirements, but the Company cannot predict whether such approvals will be forthcoming. The port facility in Tampa is a major point of import of produce, much of which is subject to USDA quarantine requirements.

     The USDA also regulates any processing of meat and poultry, whether for irradiation, packaging or otherwise. The USDA has promulgated rules relating to such processing to ensure that the food remains safe and wholesome. In general, such rules establish standards for the implementation of the approval established by the FDA, and relate to such matters as good handling and processing practices. These rules deal with such matters as (i) minimum irradiation levels to assure effective treatment; (ii) temperature standards

                                  Page(4)

to prevent thawing of frozen foods; (iii) requirements for the separation of processed from non-processed foods; and (iv) labeling requirements. The USDA has already adopted rules relating to irradiation processing of pork, poultry and has now finalized the regulations for the processing of red meat products.

Regulation of the Facility and the Irradiation Process

	The Company has obtained a license for the operation of its facility from the Bureau of Radiation Control, Florida Department of Health, which regulates the ownership and operation of all irradiation facilities and equipment in the State of Florida (including, for example, hospital x-ray equipment). The agency monitors the facility's operations to make certain that all safety regulations are being met.

Other Considerations

      The Company recognizes that it is seeking to extend the commercial irradiation industry into new fields in the United States, and governmental bodies may seek to impose on the Company and its business regulatory requirements not now anticipated. Currently, the transportation and sale of irradiated foods is flow permitted in all 50 states. Although the Company is not aware of any significant regulatory requirements applicable to its proposed business, there can be no assurance that the Company will not encounter unanticipated regulatory requirements.


Agreements with MDS Nordion

     The Company, in September 1990, entered into an agreement with MDS Nordion whereby MDS Nordion agreed to provide irradiation equipment and cobalt-60 to the Company necessary to operate its irradiation facility. In order to secure payment of the purchase price, additional loans and future advances by MDS Nordion to the Company, the Company and MDS Nordion executed a Convertible Debenture and Mortgage and Security Agreement, both dated January 15, 1992. The balance of the debt at December 31, 2001 was $963,194 US (the "Debt"), plus interest accruing at prime plus 1% to December 31, 2001 in the amount of $158,700, accruing at the rate of Bank of America's prime rate in effect from time to time plus 1%.


     On October 22, 1991 the Company entered into a Reimbursement and Indemnity agreement with Nordion whereby Nordion assisted the Company in obtaining a surety bond in the sum of $600,000 in order to meet State of Florida facility permit bonding requirements. In connection therewith the Company agreed to reimburse Nordion for any liability and expense which Nordion may sustain as a result of its commitments to the bond issuer and secured such obligation under a Mortgage and Security Agreement dated October 22, 1991. The bond continues to be in effect.

     By agreements dated March 6, 2000, April 17, 2000, May 18, 2000 and November 20, 2000, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit,


                                  Page(5)


shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. Further, by MDS Nordion's letter dated November 26, 2001, MDS Nordion's right of conversion of interest accruing on the Debt from January 1, 2000 to January
1, 2003 into shares of the Company has been waived by MDS Nordion.

     On February 4, 2000, in order to simplify and consolidate the existing security interests securing repayment of the (i) Debt and interest; (ii) indemnity and reimbursement obligations arising from guarantees or indemnities provided by MDS Nordion to third parties for the Company's benefit; and (iii) fixture loans or advances, the Company and MDS Nordion, entered into a new Mortgage and Security Agreement. Substantially all of the assets of the Company continue to be pledged as collateral against the obligations of the Company to MDS Nordion.

     In addition to cobalt-60 purchased from MDS Nordion, MDS Nordion has storedan additional amount of cobalt-60 at the Company's facility in anticipation of the Company's future needs. At the end of 2001, there were approximately 954,323 curies of cobalt-60 both owned and stored at the Company's facility. Title in and to 327,147 curies of cobalt-60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.

Item 2.		Properties

	The Company's irradiation facility and executive office are located on an approximately 4.33 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between central Florida produce growers and the port facility in Tampa. Should the Company's first facility prove successful, the site is sufficiently large to add one or two additional irradiation chambers, thereby increasing the capacity of the facility.

	The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 2,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's irradiation processing plant consists of a radiation source, an automated conveying system and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" positions will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport products to and from the processing chamber. The Company's facility is designed to operate


                                  Page(6)

24 hours per day, seven days per week. Although the Company currently has available approximately 954,323 curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

	As indicated in Item I, substantially all of the assets of the Company are pledged as collateral against the obligation to Nordion.

Item 3.		Legal Proceedings

	On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. This lawsuit has been inactive since early 2001. There is no other litigation pending against the Company.

Item 4.		Submission of Matters to a Vote of Security Holders

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

                                                              BID PRICES
                                                              ----------
       2001                                                High      Low
         ----                                                ----      ---
     First Quarter                                          $2.0625  $1.00
     Second Quarter                                          3.20     1.0938
     Third Quarter                                           2.89     1.10
     Fourth Quarter                                          5.40     1.10

       2000                                                High      Low
         ----                                                ----      ---
     First Quarter                                          $9.125   $4.00
     Second Quarter                                          4.50     2.50
     Third Quarter                                           5.438    2.50
     Fourth Quarter                                          3.094     .875


(b) Approximate Number of Equity Security Holders. As of December 31, 2001,the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(c) Dividend History and Policy. The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.


                                  Page(7)


Item 6. Management's Discussion and Analysis

Plan of Operations

    Since 1992 Nordion has stored varying amounts of cobalt at the Company's plant with the amount being approximately 327,147 curies at the end of 2001. Such cobalt was stored in anticipation that it would be needed in the Company's operations. Due to physical layout of the Company's plant, all products processed were exposed to Nordion's cobalt. If Nordion's cobalt had been owned by the Company, or had been required for increased processing volume or speed, the decay of such cobalt would have been charged to operations, resulting in an increased expense of approximately $150,000, $75,000 and $65,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The net losses for the years 1999 and 2000 would have been $1,038,029 and $229,009, respectively, and the profit for 2001 would have been $41,000.

	At December 31, 2001, the Company had cash of approximately
$104,946. Revenues for the year 2001 enabled the Company to realize a profit of $106,251. Operating costs in 2001 were approximately $1,403,644, down from $1,566,306 in 2000. The Company believes that increased revenues will have a significant positive impact since processing costs and General, Administrative and Developmental costs will not increase significantly as a result of an increase in revenue.

     At December 31, 2001, the Company's outstanding debt to Nordion amounted to $1,121,894, which is evidenced by a Note and Mortgage and Security Agreement. The debt, which includes interest of $158,700, bears interest at prime plus 1%. Such debt is due and payable on demand.



Item 7. Financial Statements

    Reference is made to the Company's Financial Statements included herewith.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company.

    Reference is made to the Company's Proxy Statement to be used in conjunction with the 2002 annual Shareholders meeting scheduled to be held on



                                  Page(8)


May 14, 2002.


Item 10. Executive Compensation


     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2002 annual Shareholders meeting scheduled to be held on May 14, 2002.



Item 11. Security Ownership of Certain Beneficial Owners and Management

   Reference is made to the Company's Proxy Statement to be used in conjunction with the 2002 annual Shareholders meeting scheduled to be held on May 14, 2002.


Item 12. Certain Relationships and Related Transactions


    See Item 1 Business-"Agreements with MDS Nordion."


Item 13. Exhibits and Report on Form 8-K

   (a)  Exhibits
         --------
     (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
     (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
     (3)  Agreements entered into by the Company with MDS Nordion

              *(a) Reimbursement and Indemnity Agreement dated October 22, 1991 *(b) Agreement dated December 11, 1991
              *(c) Debenture dated January 15, 1992
              *(d) Copy of Security & Mortgage Agreement dated January 15, 1992 *(e) Financing Agreement dated February 21, 1992
              *(f) Security Agreement dated February 21, 1992
             **(g) Letter Agreement dated March 31, 1994 and April 13, 1994
            ***(h) Modification Agreement

    * Reference is made to Exhibit (c)(3)included in the Company's Form 10-K Report filed for the year ended December 31, 1991.

    ** Reference is made to Exhibit 3(g) included in the Company's Form 10-KSB Report filed for the year ended December 31, 1993.

    *** Filed herewith.

                                  Page(9)


   (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.


















































                                  Page(10)





                            SIGNATURES
                            ----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of March 2002.

                                 FOOD TECHNOLOGY SERVICE, INC.


                                 By:    /S/ Richard G. Hunter, Ph.D
                                    ---------------------------
                                    Richard G. Hunter, Ph.D, President
                                    And Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


   Name                              Title                       Date
   ----                              -----                       ----

  /S/  Richard G. Hunter             Director                   March 28, 2002
---------------------------
Richard G. Hunter, Ph.D.

  /S/  Thomas J. Daw                 Director                   March 28, 2002
---------------------------
Thomas J. Daw

  /S/                                Director                   March __, 2002
---------------------------
E.W.(Pete) Ellis

 /S/  Frank M. Fraser                Director                   March 28, 2002
---------------------------
Frank M. Fraser

  /S                                 Director                   March __, 2002
---------------------------
R. Craig Hunter

  /S/  David Nicholds                Director                   March 28, 2002
---------------------------
David Nicholds



                                  Page(11)
















                              FOOD TECHNOLOGY SERVICE, INC.

                             INDEX TO FINANCIAL STATEMENTS


             Report of Independent Certified Public Accountants

             Financial Statements

             Balance Sheets - December 31, 2001 and 2000

             Statements of Operations - Years Ended December 31, 2001, 2000 and 1999

             Statement of Stockholder's Equity - Years Ended
             December 31, 2001, 2000 and 199

             Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

             Notes to Financial Statements



















                                  Page(12)


                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders
Food Technology Service, Inc.


     We have audited the accompanying balance sheets of Food Technology Service, Inc. as of December 31, 2001 and 2000 and the related statements of operations, Stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not received significant revenues and has accumulated losses since inception. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include adjustments that might result from the outcome of this uncertainty.




FAIRCLOTH & ASSOCIATES, P.A.

/S/ FAIRCLOTH & ASSOCIATES, P.A.
Tampa, Florida
March 14, 2002


                                  Page(13)


                        FOOD TECHNOLOGY SERVICE, INC.


                              BALANCE SHEETS


                                                      December 31,
                                               2001                 2000
                                            ----------           ----------

                                   ASSETS
                                   ------

Current Assets:
  Cash                                        $104,946             $108,104
  Accounts Receivable                          179,793               79,975
  Inventory                                      8,070                 -
                                             ---------           ----------
    Total Current Assets                       292,809              188,079
                                             ---------           ----------
Property and Equipment:

  Building                                   2,883,675            2,883,675
  Cobalt                                     1,825,000            1,310,272
  Furniture and Equipment                    1,709,881            1,686,630
  Less Accumulated Depreciation             (3,033,768)          (2,743,785)
                                            ----------           ----------

                                             3,384,788            3,136,792

  Land                                         171,654              171,654
                                            ----------           ----------

    Total Property and Equipment             3,556,442            3,308,446
                                             ---------           ----------

Other Assets:                                    5,000                5,000
                                            ----------           ----------

    Total Assets                            $3,854,251           $3,501,525
                                            ==========           ==========









                     SEE NOTES TO FINANCIAL STATEMENTS



                                  Page(14)


                        FOOD TECHNOLOGY SERVICE, INC.


                              BALANCE SHEETS


                                                      December 31,
                                               2001                 2000
                                            ----------           ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable                             $54,359              $55,113
  Revolving Credit Line                        250,000              100,000
  Financing Agreement and
    Debenture Payable                        1,121,894            1,055,164
                                            ----------           ----------
    Total Current Liabilities                1,426,253            1,210,277
                                             ---------           ----------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
   20,000,000 Shares, Outstanding 10,496,837
   Shares in 2001 and 10,333,201 in 2000       104,968              103,332

  Paid-In Capital                           11,680,619           11,469,671
  Deficit                                   (9,152,129)          (9,258,380)
                                            ----------           ----------

                                             2,633,458            2,314,623
   Less-Common Stock Issued
      for Receivables                         (205,460)             (23,375)
                                            ----------           ----------

   Total Stockholders' Equity                2,427,998            2,291,248
                                            ----------           ----------
Commitments and Contingencies
  (Notes B and I)
    Total Liabilities and
      Stockholders' Equity                  $3,854,251           $3,501,525
                                            ==========           ==========










                         SEE NOTES TO FINANCIAL STATEMENTS

                                  Page(15)


                           FOOD TECHNOLOGY SERVICE, INC.


                             STATEMENTS OF OPERATIONS



                                                    Year Ended
                                                    December 31,
                                         1999          2000         2001
                                      ----------    ----------   ----------

Net Sales                              $387,966    $1,412,297   $1,509,895
                                     ----------    ----------    ---------
Processing Costs                        304,028       374,043      369,218

Selling, General
 and Administrative                     588,724       802,640      641,572

Depreciation                            265,442       261,618      289,983

Interest Expense                         92,403       128,005      102,871
                                     ----------    ----------    ---------
                                      1,250,597     1,566,306    1,403,644
                                     ----------    ----------    ---------

Income /(Loss) from Operations         (862,631)     (154,009)     106,251

Other Income (Loss):
  Foreign Exchange                      (25,398)           -           -
                                     ----------    ----------   -----------

Income/(Loss)before Income Taxes       (888,029)      (154,009)     106,251

Income Taxes                               -              -          32,293
                                     ----------    ----------   -----------
Income/(Loss)before Benefit
 of Tax Loss Carryovers                (888,029)      (154,009)      73,958


Benefit of Tax Loss Carryovers             -              -          32,293
                                     ----------    ----------   -----------

  Net Income/(Loss)                   ($888,029)     ($154,009)    $106,251
                                     ==========    ==========   ==========

Net Income/(Loss)Per Common Share        ($0.09)        ($0.01)        $.01
                                     ==========    ==========   ==========




                        SEE NOTES TO FINANCIAL STATEMENTS

                                  Page(16)

                          FOOD TECHNOLOGY SERVICE, INC.


                        STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common          Paid-In
                                      Stock          Capital          Deficit
                                    ----------      ----------       ----------


Balance, December 31,1998             $100,900      $10,982,963     $(8,216,342)

  Sale of 226,200 Shares of Stock
    for $438,725 in Cash and
    Services                             2,262        436,463             -

  Directors Stock Option Compensation                  19,205

  Net Loss for Year	                    -            -            (888,029)
                                    ----------      ----------       ----------
Balance, December 31,1999              103,162      11,438,631       (9,104,371)

  Sale of 17,000 Shares of Stock
    for $31,210 in Cash                    170          31,040             -

  Net Loss for Year	                    -            -            (154,009)
                                    ----------      ----------       ----------
Balance, December 31,2000             $103,332     $11,469,671     ($9,258,380)

  Issuance of 163,636 Shares of
    Stock for $212,584 in
    Receivables and Services             1,636         210,948            -

  Net Income for Year	                    -            -             106,251
                                    ----------      ----------       ----------
Balance, December 31,2001             $104,968     $11,680,619     ($9,152,129)
                                    ==========      ==========       ==========














                          SEE NOTES TO FINANCIAL STATEMENTS

                                  Page(17)

                             FOOD TECHNOLOGY SERVICE, INC.

                              STATEMENTS OF CASH FLOWS





                                                     Year Ended
                                                     December 31,
                                            1999        2000          2001
                                         ----------  ----------    ----------

Cash Flows from Operations:
  Cash Received from Customers            $358,341    $1,382,317    $1,409,409
  Interest Paid                            (13,526)      (27,318)      (36,141)
  Cash Paid for Operating Expenses        (872,219)   (1,265,754)   (1,055,177)
                                          --------      --------     ---------
                                          (527,404)       89,245       318,091

Cash Flows from Investing:
  Purchase of Equipment and Cobalt            (705)      (26,776)     (537,979)
                                          --------      --------      --------
                                              (705)      (26,776)     (537,979)

Cash Flows from Financing
  Activities:
  Proceeds from Sale of
    Common Stock                           368,000        31,210          -
  Proceeds from Borrowing                  175,000       100,688       216,730
  Payment of Loans                            -         (150,000)         -
  Repayment of Employee Advances              -           42,800          -
                                          --------      --------      --------
                                           543,000        24,698       216,730

Net Increase (Decrease) in
  Cash                                      14,891        87,167        (3,158)


Cash at Beginning of Year                    6,046        20,937       108,104
                                          --------      --------      --------

Cash at End of Year                        $20,937      $108,104      $104,946
                                          ========      ========      ========









                        SEE NOTES TO FINANCIAL STATEMENTS

                                  Page(18)

                        FOOD TECHNOLOGY SERVICE, INC.


                          STATEMENTS OF CASH FLOWS



                                                     Year Ended
                                                     December 31,
                                            1999        2000          2001
                                         ----------  ----------    ----------


Reconciliation of Net Loss to
  Net Cash Provided/(Used) by
    Operations:
  Net Income/(Loss)                     ($888,029)   ($154,009)     $106,251

Adjustments to Reconcile
  Net Loss to Cash Used:
  Depreciation                            265,442      261,618       289,983
  Foreign Exchange Loss                    25,398         -             -
  (Increase) Decrease in
    Receivables                           (28,301)     (28,850)      (99,818)
  (Increase) Decrease in Inventory          4,566        3,886        (8,070)
  Increase (Decrease) in
    Payables and Accruals                  (9,112)       6,600          (754)
  Value Ascribed to Stock
   Issued for Services
    and Interest                          102,632         -           30,499
                                      -----------   ----------     ---------
Net Cash Provided/(Used) by
   Operating Activities                ($527,404)     $89,245      $318,091
                                      ===========   ==========     =========


Supplemental schedule of noncash investing and financing activities.

The Company issued Common Stock for receivables of $66,175 in 1999 and $182,085 in 2001.












                        SEE NOTES TO FINANCIAL STATEMENTS


                                  Page(19)



                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2001


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










                                  Page(20)


                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2001




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

8. Comprehensive Income

The only component of comprehensive income the Company has is net income.













                                  Page(21)


                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2001

Note B - The Company as a Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not received significant revenues and has accumulated significant losses since inception.

Management is of the opinion that the Company will continue operations through December 31, 2001 based on the following plans and events:

The Company's supplier (Note D) and major creditor, MDS Nordion, Inc., has guaranteed a line of credit of $500,000 from a bank. Any future draws against this line must be approved by Nordion. At December 31, 2001, $250,000 of this amount is available to fund 2002 operations.

The Company is processing poultry and meat products under the provisions of USDA regulations. However, revenues to date from such products have been nominal. The Company anticipates that revenue from processing packaging materials and other products, together with its unused credit line of $250,000, will be sufficient to cover operating costs through December 31, 2002. However, there is no assurance that the anticipated revenues will be received.

Note C - Receivables from Directors and Employees:
Pursuant to an employment agreement and stock option plans the Company has issued to Directors and employees 142,500 shares of Common Stock for receivables of $182,085. Of this amount $112,000 is due from the President under the provisions of an employment contract. Such amount will be forgiven $28,000 per year and charged to expense over a four year period commencing September 1, 2001. The total receivables have been recorded as a reduction to equity pending collection or expensing. As of March 14, 2002 all receivables for Common Stock had been collected except for the amount due from the President which is scheduled to be forgiven.

Note D - Financing Agreement:

Financing agreement to supplier due on
demand plus interest at 1% over prime                   $963,194

Accrued interest                                         158,700
                                                      ----------
                                                      $1,121,894
                                                      ==========






                                  Page(22)

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2001

Note D - Financing Agreement (continued):

At December 31, 1999 the Company owed MDS Nordion, Inc. $378,598 (payable in Canadian currency), $375,732 in cash advances and $200,146 in accrued interest totaling $954,476. Such debt was all due January 5, 2001.

On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at February 4, 2000 was $963,194 payable in U. S. dollars, which included $22,114 accrued interest. The parties further agreed that the debt, interest accruing thereon, and any future advances remain, at Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. On November 26, 2001 Nordion agreed to waive its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2003

On January 23, 2001 Nordion agreed to change the due date of the debt from January 5, 2001 to a due on demand basis.

All assets of the Company collateralize all sums advanced by the supplier, including accrued interest.

Note E - Income Taxes:

The Company has unused operating loss carry-forwards available at December 31, 2001 of $9,105,355 for tax purposes and financial reporting purposes. The loss carry-forwards expire as follows:
                                                        Amount
                Year             Tax                     Book
                ----          ---------              ------------
                2003            $37,045                  $17,840
                2004             23,345                   23,345
                2005             77,909                   77,909
                2006            400,332                  400,332
                2007          1,352,015                1,352,015
                2008          1,297,455                  945,703
                2009          1,239,590                1,239,696
                2010          1,262,386                1,327,385
                2011          1,048,800                1,066,986
                2012            688,497                1,006,131
                2018            647,342                  618,226
                2019            840,712                  881,875
                2020            189,927                  147,912
                             ----------               ----------
                             $9,105,355               $9,105,355
                             ==========               ==========




                                  Page(23)


                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2001

Note E - Income Taxes (continued):


Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2000 and 2001 were as follows:


                                              2000                2001
                                           ----------          ----------

      Net operating loss carryforwards     $3,467,980          $3,426,345

      Stock option compensation                 5,932
                                            ----------          ----------
          Net deferred tax assets           3,473,912           3,426,345

          Less- Reserve                    (3,473,912)         (3,426,345)
                                           ----------          ----------
                                           $    -0-            $    -0-
                                           ==========          ==========



The net deferred tax assets have been fully reserved because there is less than a 50% chance that they will be utilized.

Note F - Stock Offerings:

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

During 2001 the Company issued 20,000 shares to its President pursuant to an employment agreement and 1,136 shares to an individual for public relations services. In addition 142,500 shares were issued for $182,085 in receivables pursuant to stock option plans. Such receivables plus $23,375 remaining from 2000 have been recorded as a reduction to Stockholders' Equity pending collection. (See Note C)




                                  Page(24)


                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2001


Note F - Stock Offerings(continued):

All shares issued for services have been ascribed the market value on the dates they were earned.

Note G - Stock Purchase Warrants and Stock Options:

The Company's policy is to issue warrants and options at or above the market value on the issue date, except for non-employee Directors in 1999. Accordingly, compensation has been recorded for warrants or options granted only to such Directors.

On November 11, 1996 the Company agreed to issue its President 10,000 shares for services. The Company also granted to him options to purchase up to 20,000 shares of stock per year at $1 per share during the five-year period ending December 8, 2001. Such options were exercised 20,000 shares in 1998, 32,000 shares in 1999, 8,000 shares in 2000 and 40,000 shares in 2001.

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

Upon approval of the 2000 Plan no further options will be granted under the 1992 Plan. The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 500,000 shares of which options to purchase 9,356 shares were granted in 2000 and 202,000 were granted in 2001.

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plans shall not exceed $100,000. Any option granted in excess of the foregoing limitation shall be specifically designated as being an NQO.

On August 25, 1992, the Board of Directors authorized and issued options to buy 122,000 shares at $8.75 per share. On August 7, 1998 the remaining 78,000 of these options were canceled and new options to purchase 105,000 shares at






                                  Page(25)


                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2001

Note G - Stock Purchase Warrants and Stock Options (continued):

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

Such plan was amended on May 18, 2000 to grant such options on the date a Director is elected rather than January at the average quoted market price for the five days preceding the date of grant. Also such options may be exercised after one year. No more than 10,000 shares may be granted to each Director per year. During 2000 options to purchase 25,356 shares at $3.38 per share were granted to four Directors. The plan was further amended on March 1, 2001 to grant each non-employee Director options to purchase 6,000 (16,000 for the chairman) shares annually at the market value on the date of grant. On March 1, 2001 options to purchase 22,000 shares at $1.375 were granted to two Directors.


Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was implemented in January, 1996. As permitted by the Standard, the Company retained its prior method of accounting for stock compensation.
If the accounting provisions of Statement No. 123 had been adopted, the net impact on the 2001, 2000 and 1999 net income would not have been material.

Changes that occurred in options and warrants outstanding in 2001, 2000 and 1999 are summarized below:







                                  Page(26)

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2001


Note G - Stock Purchase Warrants and Stock Options (continued):

                      2001                  2000                  1999
                      ----                  ----                  ----
                             Average             Average                Average
                             Exercise           Exercise               Exercise
                     Shares   Price    Shares    Price        Shares    Price

Outstanding at
beginning of year     157,156  $2.37    121,800   $2.02       403,000    $2.30

Granted               202,000  $1.43     53,356   $2.91

Exercised            (149,000) $1.34    (17,000)  $1.84      (218,200)   $1.94

Expired/canceled      (27,600) $2.75     (1,000)  $2.53       (63,000)   $7.12
                      -------            -------               -------

Outstanding at end
of year               182,556  $2.11    157,156   $2.37       121,800    $2.02
                      =======           =======               =======
Exercisable at
end of year            71,156  $2.91     47,600   $2.53         6,000    $2.75



Note H - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, MDS Nordion Inc. (Nordion) owns approximately 40% of the Company's outstanding Common Stock ( see Note D for financing arrangements).

During 2001 the Company purchased 386,589 curies of Cobalt 60 from Nordion for $514,728.

At December 31, 2001 Nordion had approximately 327,000 curies of cobalt in storage at the Company's plant. Due to the physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. The Company has not charged Nordion any cobalt storage fees, nor has Nordion charged the Company for any cobalt decay. The value of Nordion's cobalt decay is estimated to have been $150,000, $75,000 and $65,000 for the years ended
December 31, 1999, 2000 and 2001, respectively.







                                  Page(27)

                              FOOD TECHNOLOGY SERVICE, INC.

                              NOTES TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2001




Note I - Commitments and Contingencies:

On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. The lawsuit alleges damages in excess of $2,000,000 and lost profits of $6,000,000. The Company denies the allegations and intends to vigorously defend the lawsuit. The outcome of this litigation is uncertain at this time; accordingly, no provision has been made in the accompanying financial statements for this contingency.

Approximately 69% of the Company's sales in 2001 were to one customer. The loss of this business could have a severe impact on future results of operations.

































                                  Page(28)