Form 10QSB
period 2002-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2002-05-06
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2002    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                       Outstanding as of March 31,2002 and December 31, 2001

      Class                               2002                  2001
      -----                               ----                  ----
Common Stock $.01 Par Value        10,496,837 Shares      10,496,837 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   MARCH 31,  DECEMBER 31,
                                                     2002         2001
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   133,673  $   104,946
  Accounts Receivable                                  97,254      179,793
  Inventory    					              5,649        8,070
  Prepaids                                             18,750            0
                                                   ----------   ----------
     Total Current Assets                             255,326      292,809
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            1,825,000    1,825,000
  Furniture and Equipment                           1,709,881    1,709,881
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (3,112,152)  (3,033,768)
                                                   ----------   ----------
      Total Property & Equipment                    3,306,404    3,384,788

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,783,384  $ 3,854,251
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    31,523  $    54,359
  Revolving Credit Line                                     0      250,000
  Financing Agreement and Debenture Payable         1,138,099    1,121,894
                                                   ----------   ----------
     Total Current Liabilities                      1,169,622    1,426,253
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    10,496,837 shares outstanding on
    March 31, 2002 and December 31, 2001              104,968      104,968
  Paid in Capital                                  11,680,619   11,680,619
  Deficit                                          (9,104,825)  (9,152,129)
                                                   ----------   ----------
                                                    2,680,762    2,633,458
  Less-Common Stock Issued For Receivables           (112,000)    (205,460)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,568,762    2,427,998
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,738,384  $ 3,854,251
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31,2002 AND 2001

                                                        2002         2001
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 409,106   $ 393,391
Processing Costs:                                      123,589      93,753
                                                     ---------    --------
       Income from Operations                          285,517     299,638

General Administrative and Development                 140,072     114,371
Depreciation                                            78,384      64,902
Interest Expense                                        19,757      28,115
                                                     ---------    --------
Income Before Income Taxes                              47,304      92,250

Income Taxes
  Provision for income taxes                            14,191      34,879
  Tax Benefit from Net Operating loss                  (14,191)    (34,879)
                                                     ---------    --------
Net Income                                             $47,304     $92,250
                                                     =========    ========
Net Income per Common Share                             $0.005      $0.009
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                   March 31, 2002 March 31, 2001
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   326,566      $   387,801
   Interest Paid                                        (3,552)         (25,797)
   Cash Paid for Operating Expenses                   (137,747)        (240,033)
                                                      ---------        ---------
                                                       185,267          121,971

Cash Flows from Investing:
   Property & Equipment Purchase                             0          (17,313)
                                                    ----------       ----------
                                                             0          (17,313)

Cash Flows from Financing Activities:
   Collection of Subscriptions Receivable               93,460                0
   Repayment of Loans                                 (250,000)        (100,000)
                                                    ----------       ----------
                                                      (156,540)        (100,000)

Net Increase (Decrease) in Cash                         28,727            4,658

Cash at Beginning of Period                            104,946          108,104
                                                    ----------       ----------
 Cash at End of Period                                $133,673         $112,762

                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                         $47,304          $92,250

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        78,384           64,902
   Accrued Interest                                    16,206            2,318
  (Increase) Decrease in Inventories                    2,421                0
  (Increase) Decrease in Receivables                   82,539           (6,090)
  (Increase) Decrease in Prepaids                     (18,750)               0
   Increase (Decrease) in Payables and Accruals       (22,837)         (31,409)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $185,267         $121,971
                                                   ==========       ==========


                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2001(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2001             $   103,332     $11,469,671   ($9,258,380)


Net Income for Period                          0               0        92,250

                                      ----------      ----------    ----------


Balance, March 31, 2001              $   103,332     $11,469,671   ( 9,166,130)
                                      ==========      ==========    ==========
______________________________________________________________________________

2002 (unaudited)
---------------
Balance, January 1, 2002             $   104,968     $11,680,619   ($9,152,129)


Net Income for Period                          0               0        47,304

                                      ----------      ----------    ----------


Balance, March 31, 2002              $   104,968     $11,680,619   ($9,104,825)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31, 2002 - 10,496,837 and March 31, 2001 - 10,331,201.
(b) The foregoing information is unaudited, but, in the opinion of

    Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.











Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc., had revenue of $409,106 during the first quarter of 2002. This compares to revenues of $393,391 for the same period in 2001. This is an increase of nearly four percent compared to the same period in 2001. Profit for this quarter was $47,304 compared to a profit of $92,250 during the first quarter of 2001. Factors which decreased profits included higher depreciation associated with the acquisition of additional Cobalt-60 in mid-2001, expenses for continuing security upgrades and additional insurance,
and expenses related to planned changes in our marketing strategies.   We
anticipate decreased interest expenses in future quarters due to the retirement of the short-term debt incurred for the purchase of the additional Cobalt-60. This debt was retired during the first quarter of 2002.

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

Liquidity and Capital Resources
-------------------------------
As of March 31, 2002, the Company has cash on hand of $133,673 and accounts receivable of $97,254. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops based upon the recent government approvals.

                                    PART II
                               OTHER INFORMATION
Item 1.     Legal proceedings
Reference is made to the information contained under Item 3- Legal Proceedings in the Company's Form 10KSB Report Filed for the twelve month period ended December 31, 2001

Item 2-6     Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2002                FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., President and
                                    Chief Executive Officer

                                    /S/ Dana S. Carpenter
                                    ----------------------------------
                                    Dana S. Carpenter, Asst. Corporate Secretary