Form 10QSB
period 2002-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2002-08-14
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months Ended June 30, 2002    Commission File Number 0-19047
                           --------------

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


                       Outstanding as of June 30 ,2002 and December 31, 2001

      Class                               2002                  2001
      -----                               ----                  ----
Common Stock $.01 Par Value        10,496,837 Shares      10,496,837 Shares






















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   JUNE 30 ,  DECEMBER 31,
                                                     2002         2001
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $    90,627  $   104,946
  Accounts Receivable                                 109,309      179,793
  Inventory                                             3,228        8,070
  Prepaids                                             12,500            0
                                                   ----------   ----------
     Total Current Assets                             215,664      292,809
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            1,825,000    1,825,000
  Furniture and Equipment                           1,709,881    1,709,881
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (3,190,925)  (3,033,768)
                                                   ----------   ----------
      Total Property & Equipment                    3,227,631    3,384,788

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,619,949  $ 3,854,251
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    47,507  $    54,359
  Revolving Credit Line                                     0      250,000
  Financing Agreement and Debenture Payable         1,154,266    1,121,894
                                                   ----------   ----------
     Total Current Liabilities                      1,201,773    1,426,253
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    10,496,837 shares outstanding on
    June 30 , 2002 and December 31, 2001              104,968      104,968
  Paid in Capital                                  11,680,619   11,680,619
  Deficit                                          (9,255,411)  (9,152,129)
                                                   ----------   ----------
                                                    2,530,176    2,633,458
  Less-Common Stock Issued For Receivables           (112,000)    (205,460)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,418,176    2,427,998
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,619,949  $ 3,854,251
                                                   ==========   ==========
 * Condensed from audited financial statements




                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                       FOR THE QUARTERS ENDED JUNE 30,

                                                        2002         2001
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 253,206   $ 308,955
Processing Costs                                       123,687      94,668
                                                     ---------    --------
       Income from Operations                          129,519     214,287

General Administrative and Development                 185,674     125,621
Depreciation                                            78,773      64,106
Interest Expense                                        15,658      23,972
                                                     ---------    --------
Income/(Loss) Before Income Taxes                     (150,586)        588

Income Taxes
  Provision for income taxes                                 0         229
  Tax Benefit from Net Operating loss                        0        (229)
                                                     ---------    --------
Net Income /(Loss)                                   ($150,586)      $588
                                                     =========    ========
Net Income /(Loss) per Common Share                    ($0.014)     $0.000
                                                     =========    ========


NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30 , 2002 are not necessarily indicative of the results to be expected for the full year.





















                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                                        2002         2001
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                            $ 662,312   $ 702,346
Processing Costs                                       247,276     188,421
                                                     ---------    --------
          Income from Operations                       415,036     513,925

General Administrative and Development                 325,746     239,992
Depreciation                                           157,157     129,008
Interest Expense                                        35,415      52,087
                                                     ---------    --------
Income / (Loss) Before Income Taxes                   (103,282)     92,838

Income Taxes
  Provision for income taxes                                 0      35,108
  Tax Benefit from Net Operating loss                        0     (35,108)
                                                     ---------    --------
Net Income / (Loss)                                  ($103,282)    $92,838
                                                     =========    ========
Net Income /(Loss) Per Common Share                     ($0.01)      $0.01
                                                     =========    ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.























                         FOOD TECHNOLOGY SERVICE, INC.

                         STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                                        2002         2001
                                                        ----         ----
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   732,796      $   692,061
   Interest Paid                                        (3,043)         (25,797)
   Cash Paid for Operating Expenses                   (587,532)        (485,151)
                                                      ---------        ---------
                                                       142,221          181,113

Cash Flows from Investing:
   Property & Equipment Purchase                             0         (527,502)
                                                    ----------       ----------
                                                             0         (527,502)

Cash Flows from Financing Activities:
   Collection of Subscriptions Receivable               93,460                0
   Borrowing on Loans                                        0          400,000
   Repayment of Loans                                 (250,000)        (100,000)
                                                    ----------       ----------
                                                      (156,540)         300,000

Net Increase (Decrease) in Cash                        (14,319)         (46,389)

Cash at Beginning of Period                            104,946          108,104
                                                    ----------       ----------
 Cash at End of Period                                 $90,627          $61,715
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income/(Loss) to Net Cash
   Provided by Operations

   Net Income /(Loss)                               ($103,282)          $92,838

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       157,157          129,070
   Accrued Interest                                    32,372           26,289
  (Increase) Decrease in Inventories                    4,842          (19,363)
  (Increase) Decrease in Receivables                   70,484          (10,526)
  (Increase) Decrease in Other Current Assets         (12,500)          (5,000)
   Increase (Decrease) in Payables and Accruals        (6,852)         (32,195)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $142,221         $181,113
                                                   ==========       ==========












                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2001(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2001             $   103,332     $11,469,671   ($9,258,380)


Net Income for Period                          0               0        92,838
                                      ----------      ----------    ----------


Balance, June 30 , 2001              $   103,332     $11,469,671   ($9,165,542)
                                      ==========      ==========    ==========
______________________________________________________________________________

2002 (unaudited)
---------------
Balance, January 1, 2002             $   104,968     $11,680,619   ($9,152,129)


Net (Loss) for Period                          0               0      (103,282)

                                      ----------      ----------    ----------


Balance, June 30 , 2002              $   104,968     $11,680,619   ($9,255,411)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30 , 2002 - 10,496,837 and June 30 , 2001 - 10,496,837.
(b) The foregoing information is unaudited, but, in the opinion of

    Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

















Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc. (FTSI) had revenues of $662,312 during the first two quarters of 2002. This compares to revenues of $702,346 for the same period in 2001 and reflects a decrease of about six percent between the first six months of 2002 and the same period in 2001. The company lost ($103,282) during the first two quarters of 2002 compared to a profit of $92,838 during the first two quarters of 2001.

Management attributes the decrease in revenue during the first two quarters to the temporary departure of a non-food customer. FTSI has several large non-food customers that use our services on an intermittent basis. One of these customers has not required irradiation services during the second quarter of 2002 but has notified FTSI that they will need these services beginning with the first quarter of 2003. These intermittent customers make forecasting difficult but represent an important source of revenue over the long term.
FTSI has focused on expanding and diversifying the company's customer base to minimize the impact of large intermittent customers and these efforts are continuing. Management believes that the absence of this intermittent customer will continue to impact revenues during the remainder of 2002 but that this will be tempered by the addition of new customers. Customer growth has been significant because FTSI is one of the few companies in the industry with available processing capacity.


FTSI also experienced increases in general administrative expenses and processing costs. Increased general administrative expenses were associated with the initial development and printing of labels, packaging and sales literature for the company's new I-CARE FOODS brand of irradiated foods. Increased processing costs were a result of preventive maintenance required at 5-year intervals that occurred during the second quarter of 2002. In addition,FTSI continued to upgrade facility security during the first and second quarters of 2002. Similar preventive maintenance costs will not recur for another five years, however security upgrades will continue in the future as needed and required by regulatory authorities.

Liquidity and Capital Resources
-------------------------------
As of June 30 , 2002, the Company has cash on hand of $90,627 and accounts receivable of $109,309. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops based upon the recent government approvals.

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

Date: August 14, 2002               FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., President and
                                    Chief Executive Officer

                                    /S/ Dana S. Carpenter
                                    ----------------------------------
                                    Dana S. Carpenter, Asst. Corporate Secretary














































Certification of Periodic Report
Section 906 of The Sarbanes-Oxley Act of 2002


	In connection with the Quarterly Report of Food Technology Service, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard G. Hunter, Ph.D. as Chief Executive Officer and Chief Financial
Officer, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/S/ Richard Hunter
------------------
Richard G. Hunter, Ph.D.
Chief Executive Officer and Chief Financial Officer
August 14, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.