Form 10QSB
period 2002-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2002-10-30
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the NINE Months Ended September 30, 2002    Commission File Number 0-19047
                           --------------

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


                   Outstanding as of September 30 ,2002 and December 31, 2001

      Class                               2002                  2001
      -----                               ----                  ----
Common Stock $.01 Par Value        10,496,837 Shares      10,496,837 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   SEPTEMBER 30 ,  DECEMBER 31,
                                                     2002         2001
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   121,681  $   104,946
  Accounts Receivable                                 146,556      179,793
  Inventory                                             4,079        8,070
  Prepaids                                              6,250            0
                                                   ----------   ----------
     Total Current Assets                             278,566      292,809
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            1,825,000    1,825,000
  Furniture and Equipment                           1,709,881    1,709,881
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (3,267,497)  (3,033,768)
                                                   ----------   ----------
      Total Property & Equipment                    3,151,059    3,384,788

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,606,279  $ 3,854,251
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    35,958  $    54,359
  Revolving Credit Line                                     0      250,000
  Financing Agreement and Debenture Payable         1,171,213    1,121,894
                                                   ----------   ----------
     Total Current Liabilities                      1,207,171    1,426,253
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    10,496,837 shares outstanding on
    September 30 , 2002 and December 31, 2001         104,968      104,968
  Paid in Capital                                  11,680,619   11,680,619
  Deficit                                          (9,302,479)  (9,152,129)
                                                   ----------   ----------
                                                    2,483,108    2,633,458
  Less-Common Stock Issued For Receivables            (84,000)    (205,460)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,399,108    2,427,998
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,606,279  $ 3,854,251
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                       FOR THE QUARTERS ENDED SEPTEMBER 30,

                                                        2002         2001
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 256,845   $ 360,160
Processing Costs                                       108,189     118,877
                                                     ---------    --------
       Income from Operations                          148,656     241,283

General Administrative and Development                 102,205     117,265
Depreciation                                            76,571      80,740
Interest Expense                                        16,948      26,470
                                                     ---------    --------
Income/(Loss) Before Income Taxes                      (47,068)     16,808

Income Taxes
  Provision for income taxes                                 0       6,555
  Tax Benefit from Net Operating loss                        0      (6,555)
                                                     ---------    --------
Net Income /(Loss)                                    ($47,068)    $16,808
                                                     =========    ========
Net Income /(Loss) per Common Share                    ($0.004)     $0.002
                                                     =========    ========


NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


















                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                                        2002         2001
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                            $ 919,157   $ 1,062,506
Processing Costs                                       355,465       307,299
                                                     ---------      --------
          Income from Operations                       563,692       755,207

General Administrative and Development                 427,951       357,257
Depreciation                                           233,728       209,748
Interest Expense                                        52,363        78,557
                                                     ---------      --------
Income / (Loss) Before Income Taxes                   (150,350)      109,645

Income Taxes
  Provision for income taxes                                 0        41,663
  Tax Benefit from Net Operating loss                        0       (41,663)
                                                     ---------      --------
Net Income / (Loss)                                  ($150,350)    $ 109,645
                                                     =========      ========
Net Income /(Loss) Per Common Share                    ($0.014)       $0.011
                                                     =========      ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.
















                         FOOD TECHNOLOGY SERVICE, INC.
                         STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                                        2002         2001
                                                        ----         ----
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   952,394      $ 1,056,708
   Interest Paid                                        (3,043)         (31,314)
   Cash Paid for Operating Expenses                   (776,076)        (700,355)
                                                      ---------        ---------
                                                       173,275          325,039

Cash Flows from Investing:
   Property & Equipment Purchase                             0         (527,502)
                                                    ----------       ----------
                                                             0         (527,502)

Cash Flows from Financing Activities:
   Collection of Subscriptions Receivable               93,460                0
   Borrowing on Loans                                        0          400,000
   Repayment of Loans                                 (250,000)        (200,000)
                                                    ----------       ----------
                                                      (156,540)         200,000

Net Increase (Decrease) in Cash                         16,735           (2,463)

Cash at Beginning of Period                            104,946          108,104
                                                    ----------       ----------
 Cash at End of Period                                $121,681         $105,641
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income/(Loss) to Net Cash
   Provided by Operations

   Net Income /(Loss)                               ($150,350)        $109,645

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       233,728          209,810
   Accrued Interest                                    49,319           47,243
  (Increase) Decrease in Inventories                    3,991          (13,716)
  (Increase) Decrease in Receivables                   33,238           (5,798)
  (Increase) Decrease in Other Current Assets          (6,250)          (2,500)
   Increase (Decrease) in Payables and Accruals         9,599          (19,645)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $173,275         $325,039
                                                   ==========       ==========






                        FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY


2001(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2001             $   103,332     $11,469,671   ($9,258,380)


Net Income for Period                          0               0       109,645
                                      ----------      ----------    ----------


Balance, September 30 , 2001         $   103,332     $11,469,671   ($9,148,735)
                                      ==========      ==========    ==========
______________________________________________________________________________

2002 (unaudited)
---------------
Balance, January 1, 2002             $   104,968     $11,680,619   ($9,152,129)


Net (Loss) for Period                          0               0      (150,350)

                                      ----------      ----------    ----------


Balance, September 30 , 2002         $   104,968     $11,680,619   ($9,302,479)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30 , 2002 - 10,496,837 and September 30 , 2001 - 10,496,837.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

















Management's Analysis of Quarterly Income Statements for 3rd Quarter, 2002 Operations
----------
Food Technology Service Inc. (FTSI) had revenues of $919,157 during the first three quarters of 2002. This compares to revenues of $1,062,506 for the same period in 2001 and reflects a decrease of about thirteen percent between the first nine months of 2002 and the same period in 2001. The company lost ($150,350) during the first three quarters of 2002 compared to a profit of $109,646 during the first three quarters of 2001.

Management attributes the decrease in revenue during the first three quarters to the temporary departure of a non-food customer. FTSI has several large non-food customers that require irradiation services on an intermittent basis. One of these customers did not require irradiation services during the second and third quarters of 2002 but is negotiating with FTSI for these services during the first quarter of 2003. These intermittent customers make forecasting difficult but represent an important source of revenue over the long term. FTSI continues to expand and diversify the company's customer base to minimize the impact of large intermittent customers. Management believes that the absence of this intermittent customer will continue to impact revenues during the remainder of 2002 but that this will be tempered by the irradiation of frozen ground beef and chicken products for Publix Supermarkets during the fourth quarter of 2002 and beyond.

During the first two quarters, FTSI had increased administrative expenses associated with development of the company's I-CARE FOODS brand and with preventive maintenance requirements. These expenses do not recur during the third quarter. Management is negotiating for the purchase of additional Cobalt 60 energy source which, if finalized, would increase future depreciation and interest costs. These costs would be offset by increased revenues from product irradiation.



Liquidity and Capital Resources
-------------------------------
As of September 30 , 2002, the Company has cash on hand of $121,681 and accounts receivable of $146,556. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops based upon the recent government approvals.

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

Date: October 30, 2002               FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., President and
                                    Chief Executive Officer

                                    /S/ Dana S. Carpenter
                                    ----------------------------------
                                    Dana S. Carpenter, Asst. Corporate Secretary









































Certification of Periodic Report
Section 906 of The Sarbanes-Oxley Act of 2002


	In connection with the Quarterly Report of Food Technology Service, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard G. Hunter, Ph.D. as Chief Executive Officer and Chief Financial
Officer, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/S/ Richard Hunter
------------------
Richard G. Hunter, Ph.D.
Chief Executive Officer and Chief Financial Officer
October 30, 2002