Form 10QSB/A
period 2002-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2002-12-17
CIK 868267

FORM 10-QSB/A

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For the NINE Months Ended September 30, 2002	 Commission File Number 0-19047


INCORPORATED IN FLORIDA		                IRS IDENTIFICATION NO. 59-2618503

                        FOOD TECHNOLOGY SERVICE, INC.
                 502 Prairie Mine Road, Mulberry, FL  33860
                              (863) 425-0039

	Indicate by check mark whether the registrant has filed an annual quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required
to be filed.	Yes  X    No ___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                   Outstanding as of September 30, 2002 and December 31, 2001

Class                                    2002                     2001
Common Stock $.01 Par Value        10,496,837 Shares         10,496,837 Shares


Item 5	  OTHER INFORMATION

The purpose of this amendment is to file for inclusion herein the certification required by Item 307 of Regulation S-B.

                                    SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	December 16, 2002
						FOOD TECHNOLOGY SERVICE, INC.

						/S/  Richard Hunter
						Richard Hunter, Ph.D., President and
						Chief Executive Officer


						/S/  Dana S. Carpenter
						Dana S. Carpenter, Asst. Corporate Secretary


                               CERTIFICATION




I, Richard G. Hunter, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Food Technology Service, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: December 15, 2002


                      			/S/  Richard Hunter
						Richard G. Hunter
						Chief Executive Officer and
						Chief Financial Officer