Form 10KSB
period 2002-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2003-03-31
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 2002

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Registrant's operating revenues for its most recent fiscal year were $1,198,151.

    As of December 31, 2002, 11,001,038 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (6,809,455 shares) was approximately $6,128,510 based on the market price at that date.


                          DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the annual meeting of shareholders scheduled to be held May 21, 2003.






                       TABLE OF CONTENTS


PART I

Item 1   Business

Item 2   Properties

Item 3   Legal Proceedings

Item 4   Submission of Matters to a Vote of Security Holders

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters

Item 6   Management's Discussion and Analysis

Item 7   Financial Statements

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10  Executive Compensation

Item 11  Security Ownership of Certain Beneficial Owners and Management

Item 12  Certain Relationships and Related Transactions

Item 13  Exhibits and Report on Form 8-K















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

The rules for the irradiation of poultry were finalized by the U. S. Department of Agriculture and published in the Federal Register on September 22, 1992. However, to date only a limited amount of packaging materials for meat and poultry have been approved for use with irradiation. A food industry consortium, led by a major packaging material company, is working to gain additional approvals. The red meat industry, which has been faced with pathogen problems such as E. coli 0157:H7, supported a petition to allow irradiation of all meats that was approved by the FDA on December 7, 1997. However, the final regulation allowing the irradiation of red meat was not published by USDA/FSIS until February 22, 2001. Sales of poultry and red meat have been nominal to date, mainly because of slow consumer acceptance of irradiated foods. Although the Company is dedicated to the irradiation of poultry, meats and other food products, until acceptance by the public, the Company has and will continue to irradiate other products. The
Company's revenue for 2002 (approximately $1,198,151) resulted primarily from the processing of packaging, medical products and consumer goods.

The benefits of irradiation in preventing food-borne illness are well known. Food irradiation is supported by the United States Department of Agriculture ("USDA"), the World Health Organization, the United States
Public Health Service, the American Medical Association, the Institute of Food Technologists, and reputable scientific and medical organizations throughout America. In addition, more than forty countries have approved the irradiation of food products. The United States Food & Drug Administration ("FDA") has approved irradiation as a safe and effective means of processing a variety of foods. To date, the FDA has approved the irradiation of (i) pork, to control trichinosis; (ii) poultry and shell eggs, for the control of disease causing pathogens; (iii) spices, for sterilization;(iv) fresh fruits and vegetables for insect disinfestation, and to delay maturation, which extends the shelf life of many fresh fruits and vegetables; and (v) some meat to control pathogens and extend shelf life.

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

Personnel

	As of December 31, 2002, the Company had ten employees.

Cobalt 60 Supply

The Company has in place approximately 836,559 curies of Cobalt 60. During March 2003, the Company ordered an additional 800,000 curies for $1,119,413 plus freight and installation from MDS Nordion. The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must, from time to time, be purchased to maintain an appropriate radiation level. The amount of Cobalt 60 maintained is determined by the business needs of the Company. Nordion is the Company's supplier of Cobalt 60 and has agreed to sell to the Company all of its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that have reached the end of its useful life. Cobalt 60 is available from several sources. See "Agreements with MDS Nordion" below.

Additional Uses for Irradiation

Research Services

	The Company currently has agreements with industries, universities and government agencies to provide research and testing.

Medical products, books and records and packaging

The Company provides irradiation services for the sterilization of medical products and devices, books and records and packaging materials.

Plant Safety

Safety to Surrounding Community

While a radiation source does require special handling, the necessary precautions are well understood and practiced daily at numerous medical supply irradiation plants already in operation. An irradiator is not a nuclear reactor. The process does not involve any nuclear reaction It is simply a processing plant containing a shielded area where items are exposed to a source of energy.

The Company's irradiation processing activities will not produce harmful solid, liquid or gas effluents or pollutants.

Safety to Plant Workers

As a result of long experience in designing and operating similar types of irradiation facilities, the necessary precautions for worker safety in an irradiation facility are well understood. These precautions are enforced by several federal and state agencies in the United States. The Bureau of Radiation Control, Radioactive Materials Section of the Florida
Department of Health inspects the facility on an annual basis. The USDA inspects the premises whenever the Company is processing meats or poultry and the U.S. FDA inspects operations relating to both food and medical items.

Regulatory Matters

Regulation of Irradiated Foods

In the United States, primary responsibility for approval of food irradiation rests with the FDA. No irradiated food can be sold, unless the FDA has found that irradiation of a particular food, at specified doses, is both safe and generally effective for the intended purpose. To date, the FDA has approved the irradiation of red meats, poultry and shell eggs for the control of disease-causing microorganisms, the irradiation of all fresh fruits and vegetables for insect disinfestation and shelf life extension, the irradiation of spices for sterilization, and the irradiation of pork for the control of trichinosis. Petitions for the approval of the irradiation of shellfish and Ready-to-Eat luncheon meats are presently pending..

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

The USDA also regulates any processing of meat and poultry, whether for irradiation, packaging or otherwise. The USDA has promulgated rules relating to such processing to ensure that the food remains safe and wholesome. In general, such rules establish standards for the implementation of the approval stablished by the FDA, and relate to such matters as good handling and processing ractices. These rules deal with such matters as (i) minimum irradiation levels to assure effective treatment; (ii) temperature standards to prevent thawing of frozen foods;
(iii) requirements for the separation of processed from non-processed foods; and (iv) labeling requirements. The USDA has already adopted rules relating to irradiation processing of pork, poultry and red meat products.

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


Agreements with MDS Nordion

The Company, in September 1990, entered into an agreement with MDS
Nordion whereby MDS Nordion agreed to provide irradiation equipment and cobalt-60 to the Company necessary to operate its irradiation facility. In order to secure payment of the purchase price, additional loans and future advances by MDS Nordion to the Company, the Company and MDS Nordion executed a Convertible Debenture and Mortgage and
Security Agreement, both dated January 15, 1992. The balance of the debt at December 31, 2002 was $887,584. This balance consists of $663,194
US (the "Debt"), plus interest accruing at prime plus 1% to December 31, 2002 in the amount of $224,390.

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

By agreements dated March 6, 2001, April 17, 2001, May 18, 2001 and November 20, 2001, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. Further, by MDS Nordion's letter dated November 26, 2002, MDS Nordion's right of conversion of interest accruing on the Debt from January 1, 2001 to January 1, 2003 into shares of the Company has been waived by MDS Nordion.

On February 4, 2001, in order to simplify and consolidate the existing security interests securing repayment of the (i) Debt and interest; (ii) indemnity and reimbursement obligations arising from guarantees or indemnities provided by MDS Nordion to third parties for the Company's benefit; and (iii) fixture loans or advances, the Company and MDS Nordion, entered into a new Mortgage and Security Agreement. Substantially all of the assets of the Company continue to be pledged as collateral against the obligations of the Company to MDS Nordion.

In addition to cobalt-60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of cobalt-60 at the Company's facility in anticipation of the Company's future needs. At the end of 2002, there were approximately 836,559 curies of cobalt-60 both owned and stored at the Company's facility. Title in and to 286,777 curies of cobalt-60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.




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

	The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 2,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell.
The Company's irradiation processing plant consists of a radiation source, an automated conveying system and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" positions will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport products to and from the processing chamber.
The Company's facility is designed to operate 24 hours per day, seven days per week. Although the Company currently has available approximately 836,559 curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

	As indicated in Item I, substantially all of the assets of the Company are pledged as collateral against the obligation to Nordion.

Item 3.		Legal Proceedings

	On March 24, 2001, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. This lawsuit has been inactive since early 2002. There is no other litigation pending against the Company.

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

                                                              BID PRICES
                                                              ----------
       2002                                                High      Low
         ----                                                ----      ---
     First Quarter                                          $1.68    $1.09
     Second Quarter                                          1.29      .72
     Third Quarter                                           1.73      .54
     Fourth Quarter                                          1.77      .85

       2001                                                High      Low
         ----                                                ----      ---
     First Quarter                                          $2.0625  $1.00
     Second Quarter                                          3.20     1.0938
     Third Quarter                                           2.89     1.10
     Fourth Quarter                                          5.40     1.10


(b) Approximate Number of Equity Security Holders. As of December 31, 2002,the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(c) Dividend History and Policy. The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.


Item 6. Management's Discussion and Analysis

Plan of Operations

The Company had revenues of $1,198,151 during 2002. This compares to revenues of $1,509,895 for the same period in 2001 and reflects a decrease of about 21 percent between the two years. The company lost ($261,774) during 2002 compared to a profit of $106,251 during 2001.

Management attributes the decrease in revenue during 2002 to the temporary departure of a non-food customer. The Company has several large non-food customers that require irradiation services on an intermittent basis. One of these customers did not require irradiation services during the second, third and fourth quarters of 2002. This customer has committed to purchase irradiation services during 2003. These intermittent customers make forecasting difficult but represent an important source of revenue over the long term. The Company continues to expand and diversify the company's customer base to minimize the impact of large intermittent customers.

Processing costs as a percentage of revenues increased from 24.5% in FY 2001 to 30.8% in FY 2002. However, processing costs were nearly identical in both years and this reflects the fact that such costs are relatively fixed at lower production volumes. Selling, General and Administrative expenses as a percentage of revenues increased from 42.5% in FY 2001 to 59.1% in FY 2002. The actual increase was
$66,332 in FY 2002 versus FY 2001. Management attributes these increases to costs associated with the introduction of a branded line of irradiated food products and increased insurance premiums.

The Company has made important gains in both retail grocery and food service customers. Production of New Generation products for Colorado Boxed Beef Corporation and Publix Supermarkets did not commence until the beginning of the first quarter of 2003 and are not reflected in 2002 revenues. Management believes that irradiation of food will represent an important source of new revenue in 2003 and has procured additional Cobalt to meet this demand. In addition, the Company has made plant upgrades to provide additional storage of frozen and refrigerated food products.

At December 31, 2002, the Company had cash of approximately
$73,759. Operating costs in 2002 were approximately $1,459,925, up from $1,403,644, in 2001. The Company believes that increased revenues will have a significant positive impact since processing costs and General, Administrative and Developmental costs will not increase significantly as a result of an increase in revenue.

 	At December 31, 2002, the Company's outstanding debt to
Nordion amounted to $887,584 which is evidenced by a Note and Mortgage and Security Agreement. The debt, which includes interest of $224,390, bears interest at prime plus 1%. Such debt is due and payable on demand.

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















                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company.

    Reference is made to the Company's Proxy Statement to be used in conjunction with the 2002 annual Shareholders meeting scheduled to be held on


May 21, 2003.


Item 10. Executive Compensation


     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2003 annual Shareholders meeting scheduled to be held on May 21, 2003.



Item 11. Security Ownership of Certain Beneficial Owners and Management

   Reference is made to the Company's Proxy Statement to be used in conjunction with the 2002 annual Shareholders meeting scheduled to be held on May 21, 2003.


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

    *** Filed herewith.

   (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.























                            SIGNATURES
                            ----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 21th day of March 2003.

                                 FOOD TECHNOLOGY SERVICE, INC.


                                 By:    /S/ Richard G. Hunter, Ph.D
                                    ---------------------------
                                    Richard G. Hunter, Ph.D,
                                    Chief Executive Officer and
                                    Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


   Name                              Title                       Date
   ----                              -----                       ----

  /S/  Richard G. Hunter             Director                   March 21, 2002
---------------------------
Richard G. Hunter, Ph.D.

  /S/  Thomas J. Daw                 Director                   March 21, 2002
---------------------------
Thomas J. Daw

/S/  Frank M. Fraser                 Director                   March 21, 2002
---------------------------
Frank M. Fraser

  /S/  David Nicholds                Director                   March 21, 2002
---------------------------
David Nicholds

  /S/  John T. Sinnott                 Director                   March 21, 2002
---------------------------
John T. Sinnott, M.D., F.A.C.P


  /S/ Michael W. Thomas              Director                   March 21, 2002
---------------------------
Michael W. Thomas .





























                              FOOD TECHNOLOGY SERVICE, INC.

                             INDEX TO FINANCIAL STATEMENTS


             Report of Independent Certified Public Accountants

             Financial Statements

             Balance Sheets - December 31, 2002 and 2001

             Statements of Operations - Years Ended December 31, 2002, 2001 and 2000

             Statement of Stockholders' Equity - Years Ended
             December 31, 2002, 2001 and 2000

             Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

             Notes to Financial Statements
























                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders
Food Technology Service, Inc.


     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles.

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




FAIRCLOTH & ASSOCIATES, P.A.

/S/ FAIRCLOTH & ASSOCIATES, P.A.
Tampa, Florida
March 5, 2003




                        FOOD TECHNOLOGY SERVICE, INC.


                              BALANCE SHEETS


                                                      December 31,
                                               2002                 2001
                                            ----------           ----------

                                   ASSETS
                                   ------

Current Assets:
  Cash                                        $ 73,758             $104,946
  Accounts Receivable                          204,020              179,793
  Inventory                                     18,761                8,070
                                             ---------           ----------
    Total Current Assets                       296,539              292,809
                                             ---------           ----------
Property and Equipment:

  Building                                   2,883,675            2,883,675
  Cobalt                                     1,825,000            1,825,000
  Furniture and Equipment                    1,718,417            1,709,881
  Less Accumulated Depreciation             (3,347,656)          (3,033,768)
                                            ----------           ----------

                                             3,079,436            3,384,788

  Land                                         171,654              171,654
                                            ----------           ----------

    Total Property and Equipment             3,251,090            3,556,442
                                             ---------           ----------

Other Assets:                                    5,000                5,000
                                            ----------           ----------

    Total Assets                            $3,552,629           $3,854,251
                                            ==========           ==========



                     SEE NOTES TO FINANCIAL STATEMENTS








                        FOOD TECHNOLOGY SERVICE, INC.


                              BALANCE SHEETS


                                                      December 31,
                                               2002                 2001
                                            ----------           ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable                             $77,361              $54,359
  Revolving Credit Line                           -                 250,000
  Financing Agreement and
    Debenture Payable                          887,584            1,121,894
                                            ----------           ----------
    Total Current Liabilities                  964,945            1,426,253
                                            ----------           ----------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
   20,000,000 Shares, Outstanding 11,001,038
   Shares in 2002 and 10,496,837 in 2001       110,010              104,968

  Paid-In Capital                           11,975,577           11,680,619
  Deficit                                   (9,413,903)          (9,152,129)
                                            ----------           ----------

                                             2,671,684            2,633,458
   Less-Common Stock Issued
      for Receivables                          (84,000)           ( 205,460)
                                            ----------           ----------

   Total Stockholders' Equity                2,587,684            2,427,998
                                            ----------           ----------
Commitments and Contingencies
  (Notes B and I)                                -                    -

    Total Liabilities and
      Stockholders' Equity                  $3,552,629           $3,854,251
                                            ==========           ==========










                         SEE NOTES TO FINANCIAL STATEMENTS



                           FOOD TECHNOLOGY SERVICE, INC.


                             STATEMENTS OF OPERATIONS



                                                    Year Ended
                                                    December 31,
                                         2000          2001         2002
                                      ----------    ----------   ----------

Net Sales                            $1,412,297    $1,509,895   $1,198,151
                                     ----------    ----------    ---------
Processing Costs                        374,043       369,218      369,399

Selling, General
 and Administrative                     802,640       641,572      707,904

Depreciation                            261,618       289,983      313,888

Interest Expense                        128,005       102,871       68,734
                                     ----------    ----------    ---------
                                      1,566,306     1,403,644    1,459,925
                                     ----------    ----------    ---------

Income/(Loss)before Income Taxes       (154,009)      106,251     (261,774)

Income Taxes                               -           32,293            -
                                     ----------    ----------   -----------
Income/(Loss)before Benefit
 of Tax Loss Carryovers                (154,009)       73,958     (261,774)


Benefit of Tax Loss Carryovers             -           32,293         -
                                     ----------    ----------   -----------

  Net Income/(Loss)                   ($154,009)     $106,251    ($261,774)
                                     ==========    ==========   ==========

Net Income/(Loss)Per Common Share        ($0.015)       $0.010     ($0.025)
                                     ==========    ==========   ==========




                        SEE NOTES TO FINANCIAL STATEMENTS




                          FOOD TECHNOLOGY SERVICE, INC.


                        STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common          Paid-In
                                      Stock          Capital          Deficit
                                    ----------      ----------       ----------


Balance, December 31,1999             $103,162      $11,438,631     $(9,104,371)

  Sale of 17,000 Shares of Stock
    for $31,210 in Cash and
    Services                               170         31,040             -


  Net Loss for Year	                    -            -            (154,009)
                                    ----------      ----------       ----------
Balance, December 31,2000             $103,332     $11,469,671     ($9,258,380)

  Issuance of 163,636 Shares of
    Stock for $212,584 in
    Receivables and Services             1,636         210,948            -

  Net Income for Year	                    -            -             106,251
                                    ----------      ----------       ----------
Balance, December 31,2001             $104,968     $11,680,619     ($9,152,129)
                                    ----------      ----------       ----------
  Issuance of 504,201 Shares of
    Stock for $300,000 in
    Debt to equity conversion            5,042         295,958            -

  Net Income for Year	                    -            -            (261,774)
                                    ----------      ----------       ----------
Balance, December 31,2002             $110,010     $11,975,557     ($9,413,903)
                                    ==========      ==========       ==========














                          SEE NOTES TO FINANCIAL STATEMENTS



                             FOOD TECHNOLOGY SERVICE, INC.

                              STATEMENTS OF CASH FLOWS





                                                     Year Ended
                                                     December 31,
                                            2000        2001          2002
                                         ----------  ----------    ----------

Cash Flows from Operations:
  Cash Received from Customers          $1,382,317    $1,409,409    $1,173,925
  Interest Paid                            (27,318)      (36,141)       (3,044)
  Cash Paid for Operating Expenses      (1,165,066)     (988,447)   (1,036,993)
                                          --------      --------     ---------
                                           189,933       384,821       133,888

Cash Flows from Investing:
  Purchase of Equipment and Cobalt         (26,776)     (537,979)      (8,536)
                                          --------      --------      --------
                                           (26,776)     (537,979)      (8,536)

Cash Flows from Financing
  Activities:
  Proceeds from Sale of
    Common Stock                            31,210           -          93,460
  Proceeds from Borrowing                                150,000
  Payment of Loans                        (150,000)          -        (250,000)
  Repayment of Employee Advances            42,800           -            -
                                          --------      --------      --------
                                           (75,990)      150,000      (156,540)

Net Increase (Decrease) in
  Cash                                      87,167        (3,158)      (31,188)


Cash at Beginning of Year                   20,937       108,104       104,946
                                          --------      --------      --------

Cash at End of Year                       $108,104      $104,946       $73,758
                                          ========      ========      ========
Reconciliation of Net Loss to
  Net Cash Provided/(Used) by
    Operations:
  Net Income/(Loss)                     ($154,009)    $106,251     ($261,774)

Adjustments to Reconcile
  Net Loss to Cash Used:
  Depreciation                            261,618      289,983       313,888
  Interest and Salaries
       Paid in Stock                      100,688       97,299        93,689
  (Increase) Decrease in
    Receivables                           (28,850)     (99,818)      (24,227)
  (Increase) Decrease in Inventory          3,886       (8,070)      (10,690)
  Increase (Decrease) in
    Payables and Accruals                   6,600         (754)       23,002
                                      -----------   ----------     ---------
Net Cash Provided/(Used) by
   Operating Activities                  $189,933     $384,821      $133,888
                                      ===========   ==========     =========


Supplemental schedule of noncash investing and financing activities.

The Company issued Common Stock for receivables of $182,085 and services of $30,499 in 2001 and debt of $300,000 in 2002.

The Company also converted $100,688, $66,730 and $65,690 of interest expense to debt in 2000, 2001, and 2002 respectively.











                        SEE NOTES TO FINANCIAL STATEMENTS



FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002


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


Management is of the opinion that the company will continue operations through December 31, 2003 based on the following plans and events:

The Company's supplier (Note D) and major creditor, MDS Nordion, has
guaranteed	a line of credit of $500,000 from a bank.  Any future draws against this line must be approved by Nordion.  At December 31, 2002, $500,000 of this amount is available to fund 2003 operations.

The Company is processing poultry and meat products under the provisions of USDA regulations. However, revenues to date from such products have been nominal. The Company anticipates that revenue from processing packaging materials and other products, together with its unused credit line of $500,000, will be sufficient to cover operating costs through December 31, 2003. A major customer has entered into a noncancellable contract with the Company to purchase a minimum of $938,000 of irradiation services through September 2003. However, there is no assurance that the anticipated revenues will be received.

Note C - Receivables from Directors and Employees:

Pursuant to an employment agreement and stock option plans during 2001 the Company issued to Directors and employees 142,500 shares of common stock for receivables of $182,085. Of this amount $112,000 was due from the President under the provisions of an employment contract. Such amount is being forgiven $28,000 per year and charged to expense over a four-year period commencing September 1, 2001. The total receivables have been recorded as a reduction to equity pending collection or expensing. As of March 14, 2002 all
receivables for common stock had been 	collected except for the amount due
from the President, which is scheduled to be forgiven.

Note D - Financing Agreement:

Financing agreement to supplier due on

demand plus interest at 1% over prime           $  663,194

Accrued interest                                   224,390

                                                 $ 887,584


At December 31, 1999 the Company owed MDS Nordion, Inc. $378,598 (payable in Canadian currency), $375,732 in cash advances and $200,146 in accrued interest totaling $954,476. Such debt was all due January 5, 2001.

On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at
February 4, 2000 was $963,194	in U. S. dollars, which included $22,114 accrued
interest. The parties further agreed that the payable debt, interest accruing thereon, and any future advances remain, at Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. On November 26, 2001 Nordion agreed to waive its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2004.

On January 23, 2001 Nordion agreed to change the due date of the debt from January 5, 2001 to a due on demand basis.

Effective December 17, 2002 Nordion converted $300,000 of debt for 504,201 shares of stock. Such amount was 70% of the closing market price on December 16, 2002.

All assets of the Company are pledged as collateral security for all sums advanced by the supplier, including accrued interest.


Note E - Income Taxes:

The Company has unused operating loss carryforwards available at December 31, 2002 of $9,277,494 for tax and financial reporting purposes. The loss carryforwards expire as follows:

	                  Amount
Year               Tax	            	Book

2003	   $      56,842 		 $       38,112
2004	          23,345 	 	         23,345
2005	          77,909 		         77,909
2006	         400,332 		        400,332
2007	       1,352,015 		      1,352,015
2008	       1,297,455 		        945,703
2009	       1,239,590 		      1,239,696
2010	       1,262,386 		      1,292,314
2011	       1,048,800 		      1,065,209
2012	         688,497 		        983,017
2018	         647,342 		        573,699
2019	         840,410 		        881,875
2020	          86,215 		        147,912
2022	         256,356 	              256,356
        $    9,277,494 		  $   9,277,494



Deferred income taxes reflect the estimated tax effect of temporary Differences etween assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2002 and 2001 were as follows:

                                      2002          2001

Net operating loss carryforwards	$3,491,121 	$3,426,345

Net deferred tax assets   	       3,491,121 	 3,426,345

Less - Reserve	                  (3,491,121)	(3,426,345)

                             	      $        0	$        0

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
services. In addition 142,500 shares were issued for $182,085 in receivables pursuant to stock option plans. Such receivables plus $23,375 remaining from 2000 were recorded as a reduction to Stockholders' Equity pending collection (See Note C).

All shares issued for services have been ascribed the market value on the dates they were earned.

Note G - Stock Purchase Warrants and Stock Options:

The Company's policy is to issue warrants and options at or above the market value on the issue date, except for non-employee Directors in 1999. Accordingly, compensation has been recorded for warrants or options granted only to such Directors.

On November 11, 1996 the Company agreed to issue its former President
10,000 shares for services. The Company also granted him options to purchase up to 20,000 shares of stock per year at $1 per share during the five-year period ended December 8, 2001. Such options were exercised 20,000 shares in 1998, 32,000 shares in 1999, 8,000 shares in 2000 and 40,000 shares in 2001.

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

Upon approval of the 2000 Plan no further options will be granted under the 1992 Plan. The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 500,000 shares of which options to purchase 9,356 shares were granted in 2000, 202,000 were granted in 2001 and 20,000 were granted in 2002.

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

On February 9, 1999 the Board of Directors approved an option plan for non-employee Directors. Under the plan, non-employee Directors received options to purchase 3,000 shares per year plus 1,000 shares per meeting attended. Such options were granted in January of each year at the quoted market price at the beginning of the previous year and must be exercised on or before five years from the date of grant. The options are granted pro rata if a director terminates during the year. During 1999, 23,000 options accrued to three
Directors.   The difference between the option  price and the market price of the shares on the dates earned was $19,205 and has been charged to income.


Such plan was amended on May 18, 2000 to grant such options on the date a director is elected rather than January at the average quoted market price for the five days preceding the date of grant. Also such options may be exercised after one year. No more than 10,000 shares may be granted to each Director per year. During 2000 options to purchase 25,356 shares at $3.38 per share were granted to four directors. The plan was further amended on March 1, 2001 to grant each non-employee Director options to purchase 6,000 (16,000 for the chairman in 2001 only) shares annually at the market value on the date of grant.

On March 1, 2001 options to purchase 22,000 shares at $1.375 were granted to two directors and on May 2, 2002 options to purchase 18,000 shares at $.91 per share were granted to three directors.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-
Based	 Compensation" was implemented in January, 1996.  As permitted by the
Standard, the Company retained its prior method of accounting for stock compensation. If the accounting provisions of Statement No. 123 had been adopted, the net impact on the 2002, 2001 and 2000 net income would not have been material.

Changes that occurred in options and warrants outstanding are summarized below:

                               2002                  2001                  2000
                               ----                  ----                   ---
                             Average             Average                Average
                             Exercise           Exercise               Exercise
                     Shares   Price    Shares    Price        Shares    Price

Outstanding at
beginning of year  182,566      $2.11      157,156    $2.37      121,800   $2.02

Granted             38,000      $0.99      202,000    $1.43       53,356   2.91

Exercised                                 (149,000)   $1.34      (17,000)  $1.84

Expired/canceled   ( 4,000)     $2.75      (27,600)   $2.75       (1,000)  $2.53
                    -------                 -------               -------

Outstanding at end
of year            216,566      $1.90      182,556    $2.11       157,156  $2.37
                   =======                  =======               =======
Exercisable at
end of year        124,556      $2.20       71,156    $2.91        47,600  $2.53




Note H - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, MDS Nordion Inc. (Nordion) owns approximately 40% of the Company's outstanding common stock ( see Note D for financing arrangements).

During 2001 the Company purchased 386,589 curies of Cobalt 60 from Nordion for $514,728 and during March 2003 the Company ordered an additional 800,000 curies for $1,119,413 plus freight and installation.

At December 31, 2002 Nordion had approximately 286,000 curies of cobalt in storage at the Company's plant. Due to the physical layout of the Company's plant, all product processed was exposed to Nordion's cobalt. The Company has
not charged Nordion any cobalt storage 	fees, nor has Nordion charged the
Company for any cobalt decay. The value of Nordion's cobalt decay is estimated to have been $75,000, $65,000 and $55,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Note I - Commitments and Contingencies:

	On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. The lawsuit alleges damages and lost profits in excess of $6,000,000. The Company denies the allegations and intends to vigorously defend the lawsuit. The outcome of this litigation is uncertain at this time; accordingly, no provision has been made in the accompanying financial statements for this contingency.