Form 10KSB/A
period 2002-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2003-04-03
CIK 868267

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

            Registrant's telephone number, including area code: (863) 425-0039 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

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


Item 13.  Exhibits and Report on Form 8-K

(a)  Exhibits

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

          **** 99.1  Certification of CEO and CFO

*  Reference is made to Exhibit (c)(3) included in the Company's
   Form 10-K Report filed for the year ended December 31, 1991.

           ** Reference is made to Exhibit 3(g) included in the Company's Form 10-KSB Report filed for the year ended December 31, 1993.

          *** Reference is made to Exhibit 3(h) included in the Company's Form 10-K Report filed for the year ended December 31, 2001.


         ****  Filed herewith.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.





















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 3rd day of April 2003.


                                        FOOD TECHNOLOGY SERVICE, INC.



                                        By:   / s /  Richard G. Hunter
                                        ---------------------------------
                                        Richard G. Hunter, Ph.D.
                                        Chief Executive Officer and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name				  	      Title		            Date


   / s/   Richard G. Hunter		Director			April 3, 2003
---------------------------
Richard G. Hunter, PhD


                        		Director
---------------------------
Thomas J. Daw


  / s /  Frank M. Fraser		Director			April 3, 2003
---------------------------
Frank M. Fraser


  / s /  David Nicholds			Director			April 3, 2003
---------------------------
David Nicholds


                    			Director
---------------------------
John T. Sinnott, M.D., F.A.C.P.


  / s /  Michael W. Thomas		Director			April 3, 2003
---------------------------
Michael W. Thomas


CERTIFICATION


I Certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Food Technology Service, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the Financial Statements, and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this
Annual Report (the "Evaluation Date") and;

	c)	Presented in this Annual Report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and








6.	The registrant's other certifying officers and I have indicated in this
Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

                                            FOOD TECHNOLOGY SERVICE, INC.



                                            By:   / s /  Richard G. Hunter
                                            ------------------------------
                                            Richard G. Hunter, Ph.D.
                                            Chief Executive Officer and
                                            Chief Financial Officer








































                                                               Exhibit 99.1

                   Certification of CEO and CFO Pursuant to
                           18 U.S.C. Section 1350,
                           As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of Food Technology Service, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (the "Report"), Richard
G. Hunter, Ph.D., as Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                                / s /  Richard G. Hunter
                                                ------------------------
                                                Richard G. Hunter, Ph.D.
                                                Chief Executive Officer and
                                                Chief Financial Officer
                                                April 3, 2003