Form 10QSB
period 2003-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2003-04-22
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2003    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                       Outstanding as of March 31,2003 and December 31, 2002

      Class                               2003                  2002
      -----                               ----                  ----
Common Stock $.01 Par Value        11,001,038 Shares      11,001,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   MARCH 31,  DECEMBER 31,
                                                     2003         2002
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $    98,524  $    73,758
  Accounts Receivable                                 245,605      204,020
  Inventory                                            15,860       18,761
                                                   ----------   ----------
     Total Current Assets                             359,989      296,539
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,665,408    1,825,000
  Furniture and Equipment                           1,725,267    1,718,417
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (3,423,755)  (3,347,656)
                                                   ----------   ----------
      Total Property & Equipment                    3,850,595    3,079,436

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 4,387,238  $ 3,552,629
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    71,648  $    77,361
  Financing Agreement and Debenture Payable         1,688,419      887,584
                                                   ----------   ----------
     Total Current Liabilities                      1,760,067      964,945
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,001,038 shares outstanding on
    March 31, 2003 and December 31, 2002              110,010      110,010
  Paid in Capital                                  11,975,577   11,975,577
  Deficit                                          (9,374,416)  (9,413,903)
                                                   ----------   ----------
                                                    2,711,171    2,671,684
  Less-Common Stock Issued For Receivables            (84,000)     (84,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,627,171    2,587,684
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 4,387,238  $ 3,552,629
                                                   ==========   ==========
 * Condensed from audited financial statements



                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31,2003 AND 2002

                                                        2003         2002
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 412,467   $ 409,106
Processing Costs:                                      130,014     123,589
                                                     ---------    --------
       Income from Operations                          282,453     285,517

General Administrative and Development                 155,167     140,072
Depreciation                                            76,099      78,384
Interest Expense                                        11,700      19,757
                                                     ---------    --------
Income Before Income Taxes                              39,487      47,304

Income Taxes
  Provision for Income Taxes                            11,846      14,191
  Tax Benefit from Net Operating Loss                  (11,846)    (14,191)
                                                     ---------    --------
Net Income                                             $39,487     $47,304
                                                     =========    ========
Net Income per Common Share                             $0.004      $0.005
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                   March 31, 2003 March 31, 2002
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   370,882      $   326,566
   Interest Paid                                             0          ( 3,552)
   Cash Paid for Operating Expenses                   (287,993)        (137,747)
                                                      ---------        ---------
                                                        82,889          185,267

Cash Flows from Investing:
   Property & Equipment Purchase                      (847,258)               0
                                                     ----------      ----------
                                                      (847,258)               0

Cash Flows from Financing Activities:
   Collection of Subscriptions Receivable                    0           93,460
   Proceeds from Borrowing                             839,135                0
   Repayment of Loans                                  (50,000)        (250,000)
                                                    ----------       ----------
                                                       789,135         (156,540)

Net Increase (Decrease) in Cash                         24,765           28,727

Cash at Beginning of Period                             73,758          104,946
                                                    ----------       ----------
 Cash at End of Period                                 $98,524         $133,673
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                         $39,487          $47,304

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        76,099           78,384
   Accrued Interest                                    11,700           16,206
  (Increase) Decrease in Inventories                    2,900            2,421
  (Increase) Decrease in Receivables                  (41,585)          82,539
  (Increase) Decrease in Prepaids                           0          (18,750)
   Increase (Decrease) in Payables and Accruals        (5,712)         (22,837)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                            $82,889         $185,267
                                                   ==========       ==========



                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2002(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2002             $   104,968     $11,680,619   ($9,152,129)


Net Income for Period                          0               0        47,304

                                      ----------      ----------    ----------


Balance, March 31, 2002              $   104,968     $11,680,619   ( 9,104,825)
                                      ==========      ==========    ==========
______________________________________________________________________________

2003 (unaudited)
---------------
Balance, January 1, 2003             $   110,010     $11,975,577   ($9,413,903)


Net Income for Period                          0               0        39,487

                                      ----------      ----------    ----------


Balance, March 31, 2003              $   110,010     $11,975,577   ($9,374,416)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31, 2003 - 11,001,038 and March 31, 2002 - 10,496,837.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.















Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc., had revenue of $412,467 during the first quarter of 2003. This compares to revenues of $409,106 for the same period in 2002. This is an increase of nearly one percent compared to the same period in 2002. Profit for this quarter was $39,487 compared to a profit of $47,304 during the first quarter of 2002. Factors which decreased profits included higher personnel costs and marketing expenses. New warehouse and operating staff were added and trained during this quarter to meet increased production anticipated for the second quarter. Marketing expenses also were higher than in the first quarter of 2002 due to increased customer interest and the support of New Generation products. There was also a modest increase in insurance and security costs. These increases were tempered by decreased interest costs due to lower interest rates and reduced debt.

Management anticipates increased revenue during the remaining quarters of 2003 based on the commitment of a large customer and increasing demand for New Generation products. Increased operating and marketing costs are expected to continue at levels similar to those in the first quarter of 2003. Management believes that demand for irradiated ground beef and chicken are increasing as demonstrated by the introduction of New Generation products by Publix Supermarkets during the first quarter. Additional customers for these products are anticipated during the second and third quarters.


Liquidity and Capital Resources
-------------------------------
As of March 31, 2003, the Company has cash on hand of $98,524 and accounts receivable of $245,605. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops.

                                    PART II
                               OTHER INFORMATION
Item 1.     Legal proceedings

Reference is made to the information contained under Item 3- Legal Proceedings in the Company's Form 10KSB Report Filed for year ended December 31, 2002.

Item 2-6     Not applicable
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 21, 2003                FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., President and
                                    Chief Executive Officer

                                    /S/ Dana S. Carpenter
                                    ----------------------------------
                                    Dana S. Carpenter, Asst. Corporate Secretary

Certification of Periodic Report
Section 906 of The Sarbanes-Oxley Act of 2002


	In connection with the Quarterly Report of Food Technology Service, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard G. Hunter, Ph.D. as Chief Executive Officer and Chief Financial
Officer, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/S/ Richard Hunter
------------------
Richard G. Hunter, Ph.D.
Chief Executive Officer and Chief Financial Officer
April 21, 2003































CERTIFICATION


I Certify that:

1.	I have reviewed this Quarter Report on Form 10-QSB of Food Technology
Service, Inc. for the three months ended March 31, 2003.

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


      b) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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



Date:	April 21, 2003


                                          FOOD TECHNOLOGY SERVICE, INC.
                                          By:   / s/   Richard G. Hunter
                                             ----------------------------
                                        	Richard G. Hunter, Ph.D.
                                    	        Chief Executive Officer and
                                                Chief Financial Officer