Form 10QSB
period 2003-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2003-07-28
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended June 30, 2003    Commission File Number 0-19047
                           --------------

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


                       Outstanding as of June 30,2003 and December 31, 2002

      Class                               2003                  2002
      -----                               ----                  ----
Common Stock $.01 Par Value        11,001,038 Shares      11,001,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   JUNE 30,  DECEMBER 31,
                                                     2003         2002
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $    32,425  $    73,758
  Accounts Receivable                                 389,617      204,020
  Inventory                                            12,925       18,761
                                                   ----------   ----------
     Total Current Assets                             434,967      296,539
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,665,408    1,825,000
  Furniture and Equipment                           1,725,267    1,718,417
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (3,526,417)  (3,347,656)
                                                   ----------   ----------
      Total Property & Equipment                    3,747,933    3,079,436

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 4,359,554  $ 3,552,629
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    87,226  $    77,361
  Financing Agreement and Debenture Payable         1,500,275      887,584
                                                   ----------   ----------
     Total Current Liabilities                      1,587,501      964,945
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,001,038 shares outstanding on
    June 30, 2003 and December 31, 2002               110,010      110,010
  Paid in Capital                                  11,975,577   11,975,577
  Deficit                                          (9,229,534)  (9,413,903)
                                                   ----------   ----------
                                                    2,856,053    2,671,684
  Less-Common Stock Issued For Receivables            (84,000)     (84,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,772,053    2,587,684
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 4,359,554  $ 3,552,629
                                                   ==========   ==========
 * Condensed from audited financial statements



                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                        2003         2002
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 587,999   $ 253,206
Processing Costs:                                      105,418     123,687
                                                     ---------    --------
       Income from Operations                          482,581     129,519

General Administrative and Development                 213,750     185,674
Depreciation                                           102,661      78,773
Interest Expense                                        21,288      15,658
                                                     ---------    --------
Income Before Income Taxes                             144,882    (150,586)

Income Taxes
  Provision for Income Taxes                            43,465           0
  Tax Benefit from Net Operating Loss                  (43,465)          0
                                                     ---------    --------
Net Income                                            $144,882   ($150,586)
                                                     =========    ========
Net Income per Common Share                             $0.013     ($0.014)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                                        2003         2002
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                           $1,000,466   $ 662,312
Processing Costs                                       235,432     247,276
                                                     ---------    --------
          Income from Operations                       765,034     415,036

General Administrative and Development                 368,917     325,746
Depreciation                                           178,760     157,157
Interest Expense                                        32,988      35,415
                                                     ---------    --------
Income / (Loss) Before Income Taxes                    184,369    (103,282)

Income Taxes
  Provision for income taxes                            55,311           0
  Tax Benefit from Net Operating loss                  (55,311)          0
                                                     ---------    --------
Net Income / (Loss)                                   $184,369   ($103,282)
                                                     =========    ========
Net Income /(Loss) Per Common Share                      $0.017     ($0.01)
                                                     =========    ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.















                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                     Six Months   Six Months
                                                      Ended          Ended
                                                   June 30, 2003 June 30, 2002
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   814,869      $   732,796
   Interest Paid                                        (9,433)         ( 3,043)
   Cash Paid for Operating Expenses                   (588,647)        (587,532)
                                                      ---------        ---------
                                                       216,789          142,221

Cash Flows from Investing:
   Property & Equipment Purchase                      (847,258)               0
                                                     ----------      ----------
                                                      (847,258)               0

Cash Flows from Financing Activities:
   Collection of Subscriptions Receivable                    0           93,460
   Proceeds from Borrowing                             839,136                0
   Repayment of Loans                                 (250,000)        (250,000)
                                                    ----------       ----------
                                                       589,136         (156,540)

Net Increase (Decrease) in Cash                        (41,333)         (14,319)

Cash at Beginning of Period                             73,758          104,946
                                                    ----------       ----------
 Cash at End of Period                                 $32,425          $90,627
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                        $184,369        ($103,282)

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       178,761          157,157
   Accrued Interest                                    23,555           32,372
  (Increase) Decrease in Inventories                    5,836            4,842
  (Increase) Decrease in Receivables                 (185,597)          70,484
  (Increase) Decrease in Prepaids                           0          (12,500)
   Increase (Decrease) in Payables and Accruals         9,865           (6,852)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $216,789         $142,221
                                                   ==========       ==========



                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2002(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2002             $   104,968     $11,680,619   ($9,152,129)


Net Income for Period                          0               0      (103,282)

                                      ----------      ----------    ----------


Balance, June 30, 2002              $   104,968     $11,680,619   ($9,255,411)
                                      ==========      ==========    ==========
______________________________________________________________________________

2003 (unaudited)
---------------
Balance, January 1, 2003             $   110,010     $11,975,577   ($9,413,903)


Net Income for Period                          0               0       184,369

                                      ----------      ----------    ----------


Balance, June 30, 2003              $   110,010     $11,975,577   ($9,229,534)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30, 2003 - 11,001,038 and June 30, 2002 - 10,496,837.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.















Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc. (FTSI) had revenues of $1,000,466 during the first two quarters of 2003. This compares to revenues of $662,312 for the same period in 2002 and reflects a increase of about fifty-one percent between the first six months of 2003 and the same period in 2002. The company had a profit of $184,369 during the first two quarters of 2003 compared to a loss of ($103,282)during the first two quarters of 2002.

Factors which increased profits during the first two quarters of 2003 included significant revenues from a food packaging customer and increased demand for irradiation of food and medical products. Comparing the first two quarters of 2003 with the same period in 2002, processing costs decreased by nearly $12,000 while general administrative costs increased by over $43,000. Increased general administrative costs were attributed to expenses related to the installation of additional Cobalt energy source and increased costs related to being a publicly-traded company. Depreciation also increased due to the additional Cobalt energy source.

Management anticipates increased revenue during the third quarter of 2003 based on the commitment of a large customer and increasing demand for irradiation of food and food packaging. Administrative and production costs are expected to continue at levels similar to those in the first two quarters of 2003. Management believes that demand for irradiated ground beef and chicken are increasing and anticipates additional customers for these products in the third quarter.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2003, the Company has cash on hand of $32,425 and accounts receivable of $389,617. The special alliance that the Company has with MDS Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops.
                                    PART II
                               OTHER INFORMATION
Item 1.     Legal proceedings

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

Date: July 28, 2003                 FOOD TECHNOLOGY SERVICE, INC.

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


	In connection with the Quarterly Report of Food Technology Service, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard G. Hunter, Ph.D. as Chief Executive Officer and Chief Financial
Officer, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/S/ Richard Hunter
------------------
Richard G. Hunter, Ph.D.
Chief Executive Officer and Chief Financial Officer
July 28, 2003































CERTIFICATION


I Certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Food Technology
Service, Inc. for the six months ended June 30, 2003.

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the Financial Statements, and other financial information included in the Quarterly Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Quarterly Report;


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


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date") and;


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


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


       a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:	July 28, 2003


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