Form 10QSB
period 2003-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2003-11-04
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended September 30, 2003    Commission File Number 0-19047
                           --------------

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


                 Outstanding as of September 30, 2003 and December 31, 2002

      Class                               2003                  2002
      -----                               ----                  ----
Common Stock $.01 Par Value        11,001,038 Shares      11,001,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2003         2002
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   107,873  $    73,758
  Accounts Receivable                                 124,969      204,020
  Inventory                                             8,030       18,761
                                                   ----------   ----------
     Total Current Assets                             240,872      296,539
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,675,756    1,825,000
  Furniture and Equipment                           1,729,305    1,718,417
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (3,628,148)  (3,347,656)
                                                   ----------   ----------
      Total Property & Equipment                    3,660,588    3,079,436

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 4,078,114  $ 3,552,629
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    53,390  $    77,361
  Financing Agreement and Debenture Payable         1,061,712      887,584
                                                   ----------   ----------
     Total Current Liabilities                      1,115,102      964,945
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,001,038 shares outstanding on
    September 30, 2003 and December 31, 2002          110,010      110,010
  Paid in Capital                                  11,975,577   11,975,577
  Deficit                                          (9,066,575)  (9,413,903)
                                                   ----------   ----------
                                                    3,019,012    2,671,684
  Less-Common Stock Issued For Receivables            (56,000)     (84,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,963,012    2,587,684
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 4,078,114  $ 3,552,629
                                                   ==========   ==========
 * Condensed from audited financial statements



                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                        2003         2002
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 511,606   $ 256,845
Processing Costs:                                       82,294     108,189
                                                     ---------    --------
       Income from Operations                          429,312     148,656

General Administrative and Development                 147,148     102,205
Depreciation                                           101,732      76,571
Interest Expense                                        17,473      16,948
                                                     ---------    --------
Income/(Loss) Before Income Taxes                      162,959     (47,068)

Income Taxes
  Provision for Income Taxes                            48,888           0
  Tax Benefit from Net Operating Loss                  (48,888)          0
                                                     ---------    --------
Net Income/(Loss)                                     $162,959    ($47,068)
                                                     =========    ========
Net Income/(Loss)per Common Share                       $0.015     ($0.004)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                                        2003         2002
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                           $1,512,072   $ 919,157
Processing Costs                                       317,726     355,465
                                                     ---------    --------
          Income from Operations                     1,194,346     563,692

General Administrative and Development                 516,065     427,951
Depreciation                                           280,492     233,728
Interest Expense                                        50,461      52,363
                                                     ---------    --------
Income / (Loss) Before Income Taxes                    347,328    (150,350)

Income Taxes
  Provision for income taxes                           104,199           0
  Tax Benefit from Net Operating loss                 (104,199)          0
                                                     ---------    --------
Net Income / (Loss)                                   $347,328   ($150,350)
                                                     =========    ========
Net Income /(Loss) Per Common Share                     $0.032     ($0.014)
                                                     =========    ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.















                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                     Nine Months   Nine Months
                                                      Ended          Ended
                                                   Sept 30, 2003  Sept 30, 2002
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $ 1,591,123      $   952,394
   Interest Paid                                        (3,888)         ( 3,043)
   Cash Paid for Operating Expenses                   (819,031)        (776,076)
                                                      ---------        ---------
                                                       768,204          173,275

Cash Flows from Investing:
   Property & Equipment Purchase                      (861,644)               0
                                                     ----------      ----------
                                                      (861,644)               0

Cash Flows from Financing Activities:
   Collection of Subscriptions Receivable                    0           93,460
   Proceeds from Borrowing                             839,136                0
   Repayment of Loans                                 (711,581)        (250,000)
                                                    ----------       ----------
                                                       127,555         (156,540)

Net Increase (Decrease) in Cash                         34,115           16,735

Cash at Beginning of Period                             73,758          104,946
                                                    ----------       ----------
 Cash at End of Period                                $107,873         $121,681
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                        $347,328        ($150,350)

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       280,492          233,728
   Accrued Interest                                    46,573           49,319
  (Increase) Decrease in Inventories                   10,731            3,991
  (Increase) Decrease in Receivables                   79,051           33,238
  (Increase) Decrease in Prepaids                           0           (6,250)
   Increase (Decrease) in Payables and Accruals         4,029            9,599
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $768,204         $173,275
                                                   ==========       ==========



                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2002(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2002             $   104,968     $11,680,619   ($9,152,129)


Net (Loss) for Period                          0               0      (150,350)

                                      ----------      ----------    ----------


Balance, September 30 , 2002         $   104,968     $11,680,619   ($9,302,479)
                                      ==========      ==========    ==========
_____________________________________________________________________________

2003 (unaudited)
---------------
Balance, January 1, 2003             $   110,010     $11,975,577   ($9,413,903)


Net Income for Period                          0               0       347,328

                                      ----------      ----------    ----------


Balance, September 30, 2003          $   110,010     $11,975,577   ($9,066,575)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30, 2003 - 11,001,038 and September 30, 2002 - 10,496,837.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.
















Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service, Inc. (FTSI) had revenues of $511,606 during the third quarter of 2003. This represents an increase of about ninety-nine percent over the third quarter of 2002, when FTSI had revenues of $256,845. The company had revenues of $1,512,072 during the first three quarters of 2003. This compares to revenues of $919,157 for the same period in 2002 and reflects an increase of about sixty-five percent between the first nine months of 2003 and the same period in 2002. The company had a profit of $347,328 during the first three quarters of 2003 compared to a loss of ($150,350) during the first three quarters of 2002.

Factors which increased profits during the first three quarters of 2003 included significant revenues from a food packaging customer and increased demand for irradiation of food and medical products. Comparing the first three quarters of 2003 with the same period in 2002, processing costs decreased by over $37,000 while general administrative costs increased by over $88,000. Increased general administrative costs were attributed to expenses related to the installation of additional Cobalt energy source and increased costs related to being a publicly-traded company. Depreciation also increased due to the additional Cobalt energy source. As a percentage of revenue, processing costs decreased from approximately 39% for the nine months ended September 30, 2002 to approximately 21% for the corresponding period of 2003.

Management anticipates increased revenue during the fourth quarter of 2003 compared to the fourth quarter of 2002. Administrative and production costs are expected to continue at levels similar to those in the first three quarters of 2003. Management believes that demand for irradiated ground beef, chicken and fruit is increasing and anticipates additional customers for irradiation of these products in the fourth quarter.


Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, the Company has cash on hand of $107,873 and accounts receivable of $124,969. The special alliance that the Company has with MDS Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops.

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



Date: November 4, 2003                 FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., President and
                                    Chief Executive Officer

                                    /S/ Dana S. Carpenter
                                    ----------------------------------
                                    Dana S. Carpenter, Asst. Corporate Secretary







































Certification of Periodic Report
Section 906 of The Sarbanes-Oxley Act of 2002


	In connection with the Quarterly Report of Food Technology Service, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard G. Hunter, Ph.D. as Chief Executive Officer and Chief Financial
Officer, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/S/ Richard Hunter
------------------
Richard G. Hunter, Ph.D.
Chief Executive Officer and Chief Financial Officer
November 4, 2003































CERTIFICATION


I Certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Food Technology
Service, Inc. for the nine months ended September 30, 2003.

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


4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14) for the registrant and we have:


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



Date:	November 4, 2003


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