Form 10KSB
period 2003-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2004-03-31
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 2003

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Registrant's operating revenues for its most recent fiscal year were $1,875,994.

    As of March 19, 2004 , 11,001,038 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (6,884,455 shares) was approximately $11,910,107 based on the market price at that date.


                          DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the annual meeting of shareholders scheduled to be Held May 26, 2004.


                       TABLE OF CONTENTS


PART I

Item 1     Description of Business
Item 2     Description of Properties
Item 3     Legal Proceedings

Item 4     Submission of Matters to a Vote of Security Holders

PART II

Item 5     Market for Common Equity and Related Stockholder Matters

Item 6     Management's Discussion and Analysis

Item 7     Financial Statements

Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

Item 8(a)  Controls and Procedures

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10    Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits and Reports on Form 8-K

Item 14    Principle Accounting Fees and Services














                                 PART I

Item 1.	Description of Business

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

The rules for the irradiation of poultry were finalized by the United States Department of Agriculture ("USDA")and published in the Federal Register on September 22, 1992. However, to date only a limited amount of packaging materials for meat and poultry have been approved for use with irradiation. A food industry consortium, led by a major packaging material company, is working to gain additional approvals. The red meat industry, which has been faced with pathogen problems such as E. coli
0157:H7, supported a petition to allow irradiation of all meats that was approved by the United States Food & Drug Administration ("FDA") on December 7, 1997. However, the final regulation allowing the irradiation of red meat was not published by USDA/FSIS until February 22, 2001. Sales of poultry and red meat have been nominal to date, mainly because of slow consumer acceptance of irradiated foods. Although the Company is dedicated to the irradiation of poultry, meats and other food products, until acceptance by the public, the Company has and will continue to irradiate other products. The
Company's revenue for 2003 (approximately $1,875,994) resulted primarily from the processing of packaging, medical products and consumer goods.

The benefits of irradiation in preventing food-borne illness are well known. Food irradiation is supported by the USDA, the World Health Organization, the United States Public Health Service, the American Medical Association, the Institute of Food Technologists, and reputable scientific and medical organizations throughout America. In addition, more than forty countries have approved the irradiation of food products. The FDA has approved irradiation as a safe and effective means of processing a variety of foods. To date, the FDA has approved the irradiation of (i) pork, to control trichinosis; (ii) poultry and shell eggs, for the control of disease causing pathogens; (iii) spices, for sterilization;(iv) fresh fruits and vegetables for insect disinfestation, and to delay maturation, which extends the shelf life of many fresh fruits and vegetables; and (v) some meat to control pathogens and extend shelf life.

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

     Like an airport x-ray system, the irradiation process does not make the product radioactive. Food is safe to eat immediately after processing.

     The total time required to process different products varies, primarily reflecting (i) the different radiation doses required for different purposes (e.g., insect disinfestations requires a lower dose than does elimination of microorganisms), and (ii) the density of the product being irradiated. A higher or lower dose (but always within the range approved) can be applied by increasing or decreasing the time of exposure of the food to the radioactive source. Dosimeters, which measure the level of irradiation, are placed in and around the product being irradiated, and they allow the Company's personnel to ensure that proper levels have been achieved. With the addition of refrigeration inside the facility, and the current supply of Cobalt 60, the plant can handle any and all products in an efficient manner.

Personnel

     As of December 31, 2003, the Company had seven employees.

Cobalt 60 Supply

    During March 2003, the Company ordered an additional 800,000 curies for $1,119,413 plus freight and installation from MDS Nordion. The Company has in place approximately 1,253,398 curies of Cobalt 60. The level of radioactivity of Cobalt 60 declines at approximately 12% per year, and new Cobalt 60 must, from time to time, be purchased to maintain an appropriate radiation level. The amount of Cobalt 60 maintained is determined by the business needs of the Company. Nordion is the Company's supplier of Cobalt 60 and has agreed to sell to the Company all of its requirements for Cobalt 60, and to accept the return of all used
Cobalt 60 that have reached the end of its useful life. Cobalt 60 is available from several sources. See "Agreements with MDS Nordion" below.

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

Regulatory Matters


     In the United States, primary responsibility for approval of food irradiation rests with the FDA. No irradiated food can be sold, unless the FDA has found that irradiation of a particular food, at specified doses, is both safe and generally effective for the intended purpose. To date, the FDA has approved the irradiation of red meats, poultry and shell eggs for the control of disease-causing microorganisms, the irradiation of all fresh fruits and vegetables for insect disinfestation and shelf life extension, the irradiation of spices for sterilization, and the irradiation of pork for the control of trichinosis. Petitions for the approval of the irradiation of shellfish and Ready-to-Eat luncheon meats are presently pending.

     In general, no further approvals are necessary for the sale of irradiated fresh fruits and vegetables for shelf life extension or quarantine treatment in the United States. However, the shipment of any irradiated food for export will be subject to the rules of the country of destination. There have been illnesses caused by certain bacteria and parasites in fresh foods and the dose level required for irradiation to provide safety from these organisms is higher than currently allowed and will require an additional approval from the FDA. Some states and countries require that certain foods be quarantined on import to prevent the establishment or spread of insects commonly carried by the food. The Company has had discussions with a number of parties regarding the use of irradiation for fruit and vegetables for export and for shipment between the southern states in the United States and has successfully irradiated products for quarantine treatment that have been accepted by California and Texas.

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

     The FDA regulates the irradiation of medical devices and similar products. The Company is regulated as a contract sterilizer with the FDA. Customers having medical products sterilized by the Company must verify and document that the irradiation process sufficiently sterilizes their products.

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


Agreements with MDS Nordion

     The Company, in September 1990, entered into an agreement with MDS Nordion whereby MDS Nordion agreed to provide irradiation equipment and Cobalt 60 to the Company necessary to operate its irradiation facility. In order to secure payment of the purchase price, additional loans and future advances by MDS Nordion to the Company, the Company and MDS Nordion executed a Convertible Debenture and Mortgage and
Security Agreement, both dated January 15, 1992. The balance of the debt at December 31, 2003 was $934,157. This balance consists of $663,194
US (the "Debt"), plus interest accruing at prime plus 1% to December 31, 2003 in the amount of $270,963.

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

     By agreements dated March 6, 2001, April 17, 2001, May 18, 2001 and November 20, 2001, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. Nordion has waived its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2005.

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

     In addition to Cobalt 60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of Cobalt 60 at the Company's facility in anticipation of the Company's future needs. At the end of 2003, there were approximately 1,253,398 curies of Cobalt 60 both owned and stored at the Company's facility. Title in and to 251,388 curies of Cobalt 60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.




Item 2.		Description of Properties

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

     The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 2,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell.
The Company's irradiation processing plant consists of a radiation source, an automated conveying system and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" positions will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport products to and from the processing chamber.
The Company's facility is designed to operate 24 hours per day, seven days per week. Although the Company currently has available approximately 1,253,398 curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

     As indicated in Item I, substantially all of the assets of the Company are pledged as collateral against the obligation to Nordion.

Item 3.		Legal Proceedings


     On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. The lawsuit alleged damages in excess of $2,000,000 and lost profits in excess of $6,000,000. On February 23, 2004, the Company executed a confidential settlement agreement with the plaintiff, as a result of which, the plaintiff will not collect any damages, costs or fees from the Company. As a part of the settlement, a final judgment was entered in favor of the plaintiff, but this judgment is not enforceable against the Company or against the assets of the Company.

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

                                                        BID PRICES
                                                        ----------
         2002                                          High      Low
         ----                                          ----      ---
     First Quarter                                     $1.68   $1.09
     Second Quarter                                     1.29     .72
     Third Quarter                                      1.73     .54
     Fourth Quarter                                     1.77     .85

         2003                                          High      Low
         ----                                          ----      ---
     First Quarter                                     $1.19    $.80
     Second Quarter                                     1.20     .95
     Third Quarter                                      1.24     .80
     Fourth Quarter                                     1.40     .93





(b) As of December 31, 2003,the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(c) The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.


Item 6. Management's Discussion and Analysis

Plan of Operations

     The Company had revenues of $1,875,994 during 2003. This compares to revenues of $1,198,151 for the same period in 2002 and reflects an increase of approximately 56 % between the two years. As a result of this increase in revenues, the Company's operations reflected a profit of $397,480 for 2003 compared to a loss of ($261,774) for 2002.

     Management attributes the increase in revenue during 2003 to the impact of a large intermittent customer and significant growth in our customer base. The Company has several non-food customers that require irradiation services on an intermittent basis. One such customer required services only during the first quarter of 2002 but used the Company's services during the last three quarters
of 2003.   This customer accounted for approximately 50% of revenues during
2003 and 19.2% of revenues during 2002. This customer has not requested the Company's services during the first quarter of 2004 and has not indicated if they will require services during the remainder of 2004. A second customer, that requires irradiation for all products produced, accounted for 14.8% of revenues during 2003 and 4.8% during 2002. Overall, our customer base increased during 2003 for all categories.

     Processing costs as a percentage of revenues decreased from 30.8% in 2002 to 20.5% in 2003. Processing costs were very similar between years ($369,399 in 2002 versus $385,177 in 2003), which reflects the fact that such costs are relatively fixed. Selling, General and Administrative expenses as a percentage of revenues decreased from 59.1% in 2002 to 34.6% in 2003. Actual Selling, General and Administrative expenses decreased from $707,904 in 2002 to $650,335 in 2003. Management attributes much of this decrease to costs associated with the introduction of a branded line of irradiated food in 2002 that did not recur in 2003.

     The revenues realized in 2003 have enabled the Company to enhance its ability to accommodate future customer growth. The Company was able to purchase additional curies of Cobalt 60 during 2003 without incurring long-term debt. This allows for normal degradation of existing Cobalt 60 and provides additional processing capacity for the next few years.

     Two events occurred near the end of 2003 which should enhance revenues From food products during 2004. One event was the State of California expanding the number of tropical fruits grown in South Florida that can be irradiated for the disinfestation of Caribbean fruit flies and sold in California. The number of eligible tropical fruit types was expanded from two to over eighty. The second event was the bankruptcy of a major competitor. Although there is no assurance,Management believes that the Company will be irradiating the majority of the volume of ground beef previously irradiated by that competitor by the beginning
of the second quarter of 2004.   These revenues should at least partly mitigate
the absence of the large intermittent customer although such revenues will not be fully realized until the second quarter of 2004.

     At December 31, 2003, the Company had cash of approximately $89,410. Operating costs in 2003 were approximately $1,478,514; up from $1,459,925 in 2002. Management attributes this increase primarily to higher depreciation resulting from the purchase of additional Cobalt 60. Depreciation increased from $313,888 in 2002 to $380,446 in 2003.

     At December 31, 2003, the Company's outstanding debt to Nordion amounted to $934,157 which is evidenced by a Note and Mortgage and Security Agreement. The debt, which includes interest of $270,963, bears interest at prime plus 1%. Such debt is due and payable on demand.



Item 7. 		Financial Statements

     Reference is made to the Company's Financial Statements included herewith.



Item 8. 	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      None.

Item 8(a)   Controls and Procedures

     The Company's principal executive officer and principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003 (the "Evaluation Date"). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company, were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

     There were no changes in the internal controls over financial reporting during the fourth quarter ended December 31, 2003 that has materially affected, or is easonably likely to materially affect, the Company's internal controls over financial reporting.



                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company.

    Reference is made to the Company's Proxy Statement to be used in conjunction with the 2004 Annual Shareholders Meeting scheduled to be held on May 26, 2004.


Item 10. Executive Compensation


     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2004 Annual Shareholders Meeting scheduled to be held on May 26, 2004.



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Reference is made to the Company's Proxy Statement to be used in conjunction with the 2004 Annual Shareholders Meeting scheduled to be held on May 26, 2004.


Item 12. Certain Relationships and Related Transactions


    See Item 1 Business-"Agreements with MDS Nordion."


Item 13. Exhibits and Report on Form 8-K

   (a)  Exhibits
         --------
     (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
     (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
    (10) Agreements entered into by the Company with MDS Nordion

              *(a) Reimbursement and Indemnity Agreement dated October 22, 1991 *(b) Agreement dated December 11, 1991
              *(c) Debenture dated January 15, 1992
              *(d) Copy of Security & Mortgage Agreement dated January 15, 1992 *(e) Financing Agreement dated February 21, 1992
              *(f) Security Agreement dated February 21, 1992
             **(g) Letter Agreement dated March 31, 1994 and April 13, 1994
            ***(h) Modification Agreement
    (14) Draft Code of Ethics****.
    (31) Rule 13a-14(a)/15d-14(a) Certifications****
    (32) Section 1350 Certification****

      * Reference is made to Exhibit (c)(3)included in the Company's Form 10-KSB Report filed for the year ended December 31, 1991.

     ** Reference is made to Exhibit 10(g) included in the Company's Form
        10-KSB Report filed for the year ended December 31, 1994.

    *** Reference is made to Exhibit 10(h) included in the Company's Form
        10-KSB Report filed for the year ended December 31, 2000

   **** Filed herewith.

   (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.


Item 14. 	Principle Accounting Fees and Services

          Reference is made to the Company's Proxy Statement to be used in conjunction with the 2004 Annual Shareholders Meeting scheduled to be held on May 26, 2004.



                                    SIGNATURES
                                    ----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 24th day of March 2004.

                                 FOOD TECHNOLOGY SERVICE, INC.


                                 By: /S/ Richard G. Hunter, Ph.D
                                    ---------------------------
                                     Richard G. Hunter, Ph.D,
                                     Chief Executive Officer and
                                     Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


   Name                              Title                       Date
   ----                              -----                       ----

  /S/  Richard G. Hunter             Director                March 24, 2004
---------------------------
Richard G. Hunter, Ph.D.

  /S/  Thomas J. Daw                 Director                March 24, 2004
---------------------------
Thomas J. Daw

  /S/                                Director                March 24, 2004
---------------------------
Frank M. Fraser

  /S/  David Nicholds                Director                March 24, 2004
---------------------------
David Nicholds

  /S/                                Director                March 24, 2004
---------------------------
John T. Sinnott, M.D., F.A.C.P


  /S/ Michael W. Thomas              Director                March 24, 2004
---------------------------
Michael W. Thomas .




























FOOD TECHNOLOGY SERVICE, INC.


INDEX TO FINANCIAL STATEMENTS







Report of Independent Certified Public Accountants

Financial Statements:

	Balance Sheets - December 31, 2003 and 2002

	Statements of Operations - Years Ended
	              December 31, 2003, 2002 and 2001

	Statement of Stockholders' Equity - Years Ended
	              December 31, 2003, 2002 and 2001

	Statements of Cash Flows - Years Ended
	              December 31, 2003, 2002 and 2001

	Notes to Financial Statements


























REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders
Food Technology Service, Inc.


     We have audited the accompanying balance sheets of Food Technology Service, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




FAIRCLOTH & ASSOCIATES, P.A.

/S/ FAIRCLOTH & ASSOCIATES, P.A.
Tampa, Florida
March 5, 2004











FOOD TECHNOLOGY SERVICE, INC.
BALANCE SHEETS


                                                  December 31,
                                               2003          2002

ASSETS

Current Assets:
  Cash                                        $89,410            $73,758
  Accounts Receivable                         152,620            204,020
  Inventory                                     2,690             18,761
                                            ---------          ---------
    Total Current Assets                      244,720            296,539

Property and Equipment:

  Building                                  2,883,675          2,883,675
  Cobalt                                    2,675,756          1,825,000
  Furniture and Equipment                   1,728,817          1,718,417
  Less:  Accumulated Depreciation          (3,728,102)        (3,347,656)
                                            ---------          ---------

                                            3,560,146          3,079,436

  Land                                        171,654            171,654
                                            ---------          ---------

    Total Property and Equipment            3,731,800          3,251,090
                                            ---------          ---------


Other Assets:                                   5,000              5,000
                                            ----------          ---------


    Total Assets                           $3,981,520         $3,552,629

                                           ==========          ==========
















SEE NOTES TO FINANCIAL STATEMENTS

FOOD TECHNOLOGY SERVICE, INC.
BALANCE SHEETS


                                                      December 31,
                                                   2003          2002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and
       Accrued Liabilities                    $34,199            $77,361
  Financing Agreement Payable                 934,157            887,584
                                            ----------          ---------
      Total Current Liabilities               968,356            964,945
                                            ----------          ---------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
   20,000,000 Shares, Outstanding 11,001,038
    Shares in 2003 and in 2002                110,010            110,010

  Paid-In Capital                          11,975,577         11,975,577
  Deficit                                  (9,016,423)        (9,413,903)
                                           ----------          ---------

                                            3,069,164          2,671,684

Less-Common Stock Issued for Receivables      (56,000)           (84,000)
                                           ----------          ---------

      Total Stockholders' Equity            3,013,164          2,587,684

Commitments and Contingencies
  (Notes B, I  and J )                             -                  -
                                           ----------          ---------
      Total Liabilities and
            Stockholders' Equity           $3,981,520         $3,552,629
                                           ==========         ==========















               SEE NOTES TO FINANCIAL STATEMENTS


FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS


                                                Year Ended
                                                December 31,
                                      2001          2002          2003


Net Sales                   $1,509,895           $1,198,151          $1,875,994
                            ----------           ----------          ----------
Processing Costs               369,218              369,399             385,177

Selling, General and
  Administrative               641,572              707,904             650,335

Depreciation                   289,983              313,888             380,446

Interest Expense               102,871               68,734              62,556
                            ----------           ----------          ----------

                             1,403,644            1,459,925           1,478,514
                            ----------           ----------          ----------

Income (Loss) before
     Income Taxes              106,251             (261,774)            397,480

Income Taxes                    32,293                                  151,000
                            ----------           ----------          ----------
Income (Loss) before Benefit of
  Tax Loss Carryovers           73,958             (261,774)            246,480

Benefit of Tax
  Loss Carryovers               32,293                                  151,000
                            ----------           ----------          ----------
  Net Income (Loss)           $106,251            ($261,774)           $397,480
                            ==========           ==========          ==========
Net Income (Loss) Per
  Common Share                  $0.010              ($0.025)             $0.036














SEE NOTES TO FINANCIAL STATEMENTS

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY




                                    Common          Paid-In
                                     Stock          Capital          Deficit


Balance, December 31, 2000          $103,332      $11,469,671     ($9,258,380)
                                    --------       ----------      ----------
  Issuance of 163,636 Shares
    of Stock for $212,584 in
    Receivables and Services           1,636          210,948

  Net Income for Year                                                 106,251
                                    --------       ----------      ----------
Balance, December 31, 2001           104,968       11,680,619      (9,152,129)

  Issuance of 504,201 Shares
     of Stock upon conversion of
     $300,000 of Debt                  5,042          294,958

  Net Loss for Year                                                 (261,774)
                                    --------       ----------      ----------
Balance, December 31, 2002           110,010       11,975,577     (9,413,903)


  Net Income for Year                                                397,480

                                    --------       ----------      ----------
Balance, December 31, 2003          $110,010      $11,975,577    ($9,016,423)
                                    ========       ==========      ==========




















SEE NOTES TO FINANCIAL STATEMENTS

FOOD TECHNOLOGY SERVICE, INC.
STATEMENTS OF CASH FLOWS
                                                      Year Ended
                                                      December 31,
                                      2001              2002              2003
Cash Flows from Operations:
  Cash Received from Customers   $1,409,409        $1,173,925       $1,927,395
  Interest Paid                     (36,141)           (3,044)         (15,983)
  Cash Paid for Operating
    Expenses                       (988,447)       (1,036,993)      (1,034,605)
                                   --------         ---------       ----------
                                    384,821           133,888          876,807
Cash Flows from Investing:
  Purchase of Equipment and Cobalt (537,979)           (8,536)        (861,155)
                                   --------         ---------       ----------
                                   (537,979)           (8,536)        (861,155)

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                   93,460
  Proceeds from Borrowing           150,000
  Payment of Loans                                   (250,000)
  Repayment of Employee Advances
                                   --------         ---------       ---------
                                    150,000         (156,540)               0

Net Increase (Decrease) in Cash     (3,158)          (31,188)          15,652

Cash at Beginning of Year           108,104           104,946          73,758
                                   --------         ---------       ----------
Cash at End of Year                $104,946           $73,758         $89,410
                                   ========           =======         =======
Reconciliation of Net Loss to
  Net Cash Provided
    (Used) by Operations:
  Net Income (Loss)                $106,251        ($261,774)        $397,480

Adjustments to Reconcile
  Net Income (Loss) to Cash
    Provided or Used:
  Depreciation                      289,983          313,888          380,446
  Non Cash Payments of Interest
     and Salaries                    97,229           93,699           74,573
  (Increase)Decrease
      in Receivables                (99,818)         (24,227)          51,400
  (Increase) Decrease in
      Inventory                      (8,070)         (10,690)          16,070
  Increase (Decrease) in
      Payables and Accruals            (754)          23,002          (43,162)
                                   --------         ---------       ----------

Net Cash Provided (Used) by
   Operating Activities            $384,821         $133,898          $876,807
                                  =========         ========         =========



SEE NOTES TO FINANCIAL STATEMENTS



FOOD TECHNOLOGY SERVICE, INC.
STATEMENTS OF CASH FLOWS




Supplemental schedule of non-cash investing and financing activities.

The Company issued common stock for receivables of $182,205 and services of $30,499 in 2001 and debt of $300,000 in 2002.

The Company also converted $66,730 , $65,690 and $45,573 of interest expense to debt in 2001, 2002, and 2003 respectively.

Also receivables of $28,000 per year were forgiven for services in 2002 and 2003 (See Note C).





































SEE NOTES TO FINANCIAL STATEMENTS


FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003



Note A - Summary of Significant Accounting Policies:

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Nature of Business

The Company was organized in December 1985 to engage in the business of operating a gamma irradiation facility using Cobalt 60 to extend the shelf life of and/or disinfect fruits, vegetables and meat products and for the terilization of medical, surgical, pharmaceutical and packaging materials.


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



Note A - Summary of Significant Accounting Policies (continued):

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


9. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note G ) The Company accounts for these plans under the recognition and measurement principles of APB No. 25, and related interpretations. Accordingly, compensation expense is recognized only when options are granted at an exercise price below the market price at date of grant.

If the fair value method described in SFAS No. 123 had been adopted, the net impact on the 2001, 2002, and 2003 net income would not have been material.


Note B - The Company as a Going Concern:

Management is of the opinion that the company will continue operations through December 31, 2004 based on the following:

The Company's cash flows from operations have been $384,421, $133,888, and $876,807 for 2001, 2002, and 2003, respectively.

The Company's supplier (Note D ) and major creditor, MDS Nordion, has guaranteed a line of credit of $500,000 from a bank. Any future draws against this line must be approved by Nordion. At December 31, 2003, $500,000 of
this amount is available to fund 2004     operations.

The Company is processing poultry and meat products under the provisions of USDA regulations. However, revenues to date from such products have been nominal. The Company anticipates that revenue from processing packaging materials, medical supplies and other products, together with its unused credit line of $500,000, will be sufficient to cover operating costs through December 31, 2004.

Note C - Receivables from Directors and Employees:

Pursuant to an employment agreement and stock option plans during 2001 the Company issued to Directors and employees 142,500 shares of common stock for receivables of $182,085. Of this amount $112,000 was due from the President under the provisions of an employment contract. Such amount is being forgiven $28,000 per year and charged to expense over a four year period commencing September 1, 2001. The total receivables have been recorded as a reduction to equity pending collection or expensing.


Note D - Financing Agreement:

Financing agreement to supplier due on
demand plus interest at 1% over prime                    $  663,194

Accrued interest                                            270,963
                                                         ----------
                                                         $  934,157
                                                        ===========

At December 31, 1999 the Company owed MDS Nordion, Inc. $378,598 (payable in Canadian currency), $375,732 in cash advances and $200,146 in accrued interest
totaling $954,476.     Such debt was all due January 5, 2001.

On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at
February 4, 2000 was $963,194     in U. S. dollars, which included $22,114
accrued interest. The parties further agreed that the payable debt, interest accruing thereon, and any future advances remain, at Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. On various dates Nordion has agreed to waive its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2005.

On January 23, 2001 Nordion agreed to change the due date of the debt from January 5, 2001 to a due on demand basis.

Effective December 17, 2002 Nordion converted $300,000 of debt for 504,201 shares of stock. Such amount was 70% of the closing market price on December 16, 2002.

All assets of the Company collateralize all sums advanced by the supplier, including accrued interest.

Note E - Income Taxes:

The Company has unused operating loss carryforwards available at December 31, 2003 of $8,875,228 for tax and financial reporting purposes. The loss carryforwards expire as follows:

                                    Amount
Year                     Tax                      Book
----             -----------              -------------
2006           $      156,162            $      137,432
2007                1,352,015                 1,352,015
2008                1,297,455                   945,703
2009                1,239,590                 1,239,696
2010                1,262,386                 1,292,314
2011                1,048,800                 1,065,209
2012                  688,497                   983,017
2018                  647,342                   573,699
2019                  840,410                   881,875
2020                   86,215                   147,912
2022                  256,356                   256,356
                 -----------              --------------
                $   8,875,228             $   8,875,228
                =============             ==============

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2003 and 2002 were as follows:

                                         2003                 2002

Net operating loss carryforwards     $3,339,748            $3,491,121

Net deferred tax assets               3,339,748             3,491,121
                                     ----------            ----------
Less - Reserve                       (3,339,748)           (3,491,121)
                                     ----------            ----------
                                     $        0            $        0
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

On November 11, 1996 the Company agreed to issue its former President 10,000 shares for services. The Company also granted him options to purchase up to 20,000 shares of stock per year at $1 per share during the five year period ended December 8, 2001. Such options were exercised 20,000 shares in 1998, 32,000 shares in 1999, 8,000 shares in 2000 and 40,000 shares in 2001.

On May 18, 1992, the Stockholders approved the 1992 Incentive and Non-Statutory Stock Option Plan (the 1992 Plan) and on June 23, 2000 the Stockholders Approved the 2000 Incentive and Non-Statutory Stock Option Plan (the 2000
Plan).

The Plans are administered by the Board of Directors who are authorized to grant incentive stock options (ISO's) or non-statutory options (NQO's), to Officers and employees of the Company and for certain other individuals providing services to or serving as Directors of the Company.

Upon approval of the 2000 Plan no further options will be granted under the 1992 Plan. The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 500,000 shares of which options to purchase 202,000 shares were granted in 2001, 20,000 were granted in 2002 and 60,000 were granted in 2003.

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

Such plan was amended on May 18, 2000 to grant such options on the date a Director is elected rather than January at the average quoted market price for the five days preceding the date of grant. Also such options may be exercised after one year. No more than 10,000 shares may be granted to each Director per year. The plan was further amended on March 1, 2001 to grant each non-employee Director options to purchase 6,000 (16,000 for the chairman in 2001 only) shares annually at the market value on the date of grant. On March 1, 2001 options to purchase 22,000 shares at $1.375 were granted to two Directors and on May 2, 2002 and May 21,2003 options to purchase 18,000 shares at $.91 and $1.02 per share, respectively, were granted to three Directors.

Changes that occurred in options and warrants outstanding are summarized below:

                            2003                2002                2001

                               Average              Average              Average
                              Exercise             Exercise             Exercise
                     Shares     Price     Shares     Price     Shares     Price
Outstanding at
beginning of year  216,556      $1.90    182,556     $2.11     157,156     $2.37

Granted             78,000      $0.99     38,000     $0.99     202,000     $1.43

Exercised                -         -          -         -     (149,000)    $1.34

Expired/canceled    (1,500)     $0.55     (4,000)    $2.75     (27,600)    $2.75
                    -------               -------               -------
Outstanding at
end of year        293,056     $1.90     216,556     $1.90     182,556     $2.11
                   =======               =======               =======
Exercisable at
end of year          124,556     $1.81     71,156     $2.91     47,600     $2.53



Note H - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, MDS Nordion (Nordion) owns approximately 37.5% of the Company's outstanding common stock ( see Note D for financing arrangements).

During 2001 the Company purchased 386,589 curies of Cobalt 60 from Nordion for $514,728 and during March 2003 the Company ordered an additional 800,000 curies for $1,119,413 plus freight and installation. During 2003 pursuant to this order 600,000 curies were purchased for $861,155 in cash.


Note I - Concentration and Credit Risk:

Two customers accounted for approximately 65% of the Company's revenue in 2003.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals.


Note J - Commitments and Contingencies:
     On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. The lawsuit alleged damages in excess of $2,000,000 and lost profits in excess of $6,000,000. On February 23, 2004, the Company executed a confidential settlement agreement with the plaintiff, as a result of which, the plaintiff will not collect any damages, costs or fees from the Company. As a part of the settlement, a final judgment was entered in favor of the plaintiff, but this judgment is not enforceable against the Company or against the assets of the Company.