Form 10QSB
period 2004-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2004-05-14
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2004    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                       Outstanding as of March 31,2004 and December 31, 2003

      Class                               2004                  2003
      -----                               ----                  ----
Common Stock $.01 Par Value        11,001,038 Shares      11,001,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   MARCH 31,  DECEMBER 31,
                                                     2004         2003
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   101,145  $    89,410
  Accounts Receivable                                 152,706      152,620
  Inventory                                              -           2,691
                                                   ----------   ----------
     Total Current Assets                             253,851      244,721
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,675,756    2,675,756
  Furniture and Equipment                           1,728,817    1,728,817
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (3,826,354)  (3,728,103)
                                                   ----------   ----------
      Total Property & Equipment                    3,461,894    3,560,145

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,892,399  $ 3,981,520
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    57,654  $    34,199
  Financing Agreement and Debenture Payable           945,883      934,157
                                                   ----------   ----------
     Total Current Liabilities                      1,003,537      968,356
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,001,038 shares outstanding on
    March 31, 2004 and December 31, 2003              110,010      110,010
  Paid in Capital                                  11,975,577   11,975,577
  Deficit                                          (9,140,725)  (9,016,423)
                                                   ----------   ----------
                                                    2,944,862    3,069,164
  Less-Common Stock Issued For Receivables            (56,000)     (56,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,888,862    3,013,164
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,892,399  $ 3,981,520
                                                   ==========   ==========
 * Condensed from audited financial statements



                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31,2004 AND 2003

                                                        2004         2003
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 240,315   $ 412,467
Processing Costs:                                       68,634     130,014
                                                     ---------    --------
       Income from Operations                          171,681     282,453

General Administrative and Development                 186,007     155,167
Depreciation                                            98,250      76,099
Interest Expense                                        11,726      11,700
                                                     ---------    --------
Income/(Loss) Before Income Taxes                     (124,302)     39,487

Income Taxes
  Provision for Income Taxes                              -         11,846
  Tax Benefit from Net Operating Loss                     -        (11,846)
                                                     ---------    --------
Net Income/(Loss)                                    ($124,302)    $39,487
                                                     =========    ========
Net Income/(Loss) per Common Share                     ($0.011)     $0.004
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                   March 31, 2004 March 31, 2003
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                            $  240,117      $   370,882
   Interest Paid                                             0             -
   Cash Paid for Operating Expenses                   (228,384)        (287,993)
                                                      ---------        ---------
                                                        11,733           82,889

Cash Flows from Investing:
   Property & Equipment Purchase                          -            (847,258)
                                                     ----------      ----------
                                                          -            (846,258)

Cash Flows from Financing Activities:
   Proceeds from Borrowing                                -             839,135
   Repayment of Loans                                     -             (50,000)
                                                    ----------       ----------
                                                          -             789,135

Net Increase (Decrease) in Cash                         11,733           24,766

Cash at Beginning of Period                             89,410           73,758
                                                    ----------       ----------
 Cash at End of Period                                $101,143          $98,524
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income /(Loss)                               ($124,302)          $39,487

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        98,250           76,099
   Accrued Interest                                    11,726           11,700
  (Increase) Decrease in Inventories                    2,691            2,900
  (Increase) Decrease in Receivables                      (86)         (41,585)
   Increase (Decrease) in Payables and Accruals        23,454           (5,712)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                            $11,733          $82,889
                                                   ==========       ==========



                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2003(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2003             $   110,010     $11,975,577   ($9,413,903)


Net Income for Period                       -               -           39,487
                                      ----------      ----------    ----------


Balance, March 31, 2003              $   110,010     $11,975,577   ($9,374,416)
                                      ==========      ==========    ==========
______________________________________________________________________________

2004 (unaudited)
---------------
Balance, January 1, 2004             $   110,010     $11,975,577   ($9,016,423)


Net Loss for Period                         -               -         (124,302)

                                      ----------      ----------    ----------


Balance, March 31, 2003              $   110,010     $11,975,577   ($9,140,725)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31, 2004 - 11,001,038 and March 31, 2003 - 11,001,038.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.


















Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc., had revenue of $240,315 during the first quarter of 2004. This compares to revenues of $412,467 for the same period in 2003. This is a decrease of forty-two percent compared to the same period in 2003. Revenues declined due to discontinuation of service to a large intermittent customer. The company has some customers that require irradiation intermittently rather than incorporating irradiation into their production process. These customers make it difficult to forecast revenues. Losses for this quarter were $124,302 compared to a profit of $39,487 during the first quarter of 2003. Management attributes these losses to the decline in revenue plus an increase in general administrative and development expenses.
Increased expenses were caused by higher marketing expenses, increased labor and increased depreciation. Labor costs increased as the Company hired and trained workers to meet increased workload scheduled for the second quarter. Marketing expenses were higher than in the first quarter of 2004 due to increased customer interest in ground beef irradiation. Increased depreciation reflected Cobalt purchased late in the first quarter of 2003. There was also a modest increase in insurance and security costs.

Management anticipates increased revenue during the remaining quarters of 2004 based on increased demand by a large non-food customer and an increase in ground beef irradiation. The volume of ground beef being irradiated by the Company increased significantly towards the end of the first quarter due to the bankruptcy of a competitor. Operating and marketing costs are expected to continue at levels similar to those in the first quarter of 2004. Management believes that demand for irradiation of ground beef and non-food items will continue to increase during 2004.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2004, the Company has cash on hand of $101,145 and accounts receivable of $152,706. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops.

                                    PART II
                               OTHER INFORMATION
Item 1.     Legal proceedings

Reference is made to the information contained under Item 3- Legal Proceedings in the Company's Form 10KSB Report Filed for year ended December 31, 2003.

Item 2-6     Not applicable
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004                  FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer