Form 10QSB
period 2004-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2004-08-12
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended June 30, 2004    Commission File Number 0-19047
                           --------------

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


                       Outstanding as of June 30,2004 and December 31, 2003

      Class                               2004                  2003
      -----                               ----                  ----
Common Stock $.01 Par Value        11,001,038 Shares      11,001,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   JUNE 30,  DECEMBER 31,
                                                     2004         2003
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   152,902  $    89,410
  Accounts Receivable                                 180,053      152,620
  Inventory                                                 0        2,691
                                                   ----------   ----------
     Total Current Assets                             332,955      244,721
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,675,756    2,675,756
  Furniture and Equipment                           1,730,688    1,728,817
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (3,923,135)  (3,728,103)
                                                   ----------   ----------
      Total Property & Equipment                    3,366,984    3,560,145

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,876,593  $ 3,981,520
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    56,784  $    34,199
  Financing Agreement and Debenture Payable           957,755      934,157
                                                   ----------   ----------
     Total Current Liabilities                      1,014,539      968,356
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,001,038 shares outstanding on
    June 30, 2004 and December 31, 2003               110,010      110,010
  Paid in Capital                                  11,975,577   11,975,577
  Deficit                                          (9,167,533)  (9,016,423)
                                                   ----------   ----------
                                                    2,918,054    3,069,164
  Less-Common Stock Issued For Receivables            (56,000)     (56,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,862,054    3,013,164
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,876,593  $ 3,981,520
                                                   ==========   ==========
 * Condensed from audited financial statements



                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                        2004         2003
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 324,384   $ 587,999
Processing Costs:                                       75,783     105,418
                                                     ---------    --------
       Income from Operations                          248,601     482,581

General Administrative and Development                 166,641     213,750
Depreciation                                            96,783     102,661
Interest Expense                                        11,873      21,288
                                                     ---------    --------
Income /(Loss) Before Income Taxes                     (26,696)    144,882

Income Taxes
  Provision for Income Taxes                                 0      43,465
  Tax Benefit from Net Operating Loss                        0     (43,465)
                                                     ---------    --------
Net Income                                           $ (26,696)   $ 144,882
                                                     =========    ========
Net Income per Common Share                            $(0.002)      $0.013
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTH PERIOD ENDED JUNE 30,

                                                        2004         2003
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                            $ 564,587   $ 1,000,466
Processing Costs                                       144,417       235,432
                                                     ---------      --------
          Income from Operations                       420,170       765,034

General Administrative and Development                 352,648       368,917
Depreciation                                           195,033       178,760
Interest Expense                                        23,599        32,988
                                                     ---------      --------
Income / (Loss) Before Income Taxes                   (151,110)      184,369

Income Taxes
  Provision for income taxes                                 0        55,311
  Tax Benefit from Net Operating loss                        0       (55,311)
                                                     ---------      --------
Net Income / (Loss)                                  $(151,110)    $ 184,369
                                                     =========      ========
Net Income /(Loss) Per Common Share                    $(0.014)      $0.017
                                                     =========      ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.















                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                     Six Months   Six Months
                                                      Ended          Ended
                                                   June 30, 2004 June 30, 2003
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   537,154     $   814,869
   Interest Paid                                             0         ( 9,433)
   Cash Paid for Operating Expenses                   (471,791)       (588,647)
                                                      ---------       ---------
                                                        65,363        216,789

Cash Flows from Investing:
   Property & Equipment Purchase                        (1,871)       (847,258)
                                                     ----------     ----------
                                                        (1,871)       (847,258)

Cash Flows from Financing Activities:
   Proceeds from Borrowing                                   0         839,136
   Repayment of Loans                                        0        (250,000)
                                                    ----------      ----------
                                                             0         589,136

Net Increase (Decrease) in Cash                         63,492         (41,333)

Cash at Beginning of Period                             89,410          73,758
                                                    ----------      ----------
 Cash at End of Period                               $ 152,902         $32,425
                                                    ==========      ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                       $(151,110)        $184,369

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       195,033          178,761
   Accrued Interest                                    23,599           23,555
  (Increase) Decrease in Inventories                    2,691            5,836
  (Increase) Decrease in Receivables                  (27,435)        (185,597)
   Increase (Decrease) in Payables and Accruals        22,585            9,865
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $ 65,363         $216,789
                                                   ==========       ==========





                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2003(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2003             $   104,968     $11,975,577   ($9,413,903)


Net Income for Period                          0               0       184,369

                                      ----------      ----------    ----------


Balance, June 30, 2003              $   104,968      $11,975,577   ($9,229,534)
                                      ==========      ==========    ==========
______________________________________________________________________________

2004 (unaudited)
---------------
Balance, January 1, 2004             $   110,010     $11,975,577   ($9,016,423)


Net Income/(Loss)for Period                    0               0      (151,110)

                                      ----------      ----------    ----------


Balance, June 30, 2004              $   110,010     $11,975,577    ($9,167,533)
                                      ==========      ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30, 2004 - 11,001,038 and June 30, 2003 - 10,496,837.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

















Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc., had revenue of $324,384 during the second quarter of 2004. Revenues were $564,587 during the first two quarters of 2004. This compares to revenues of $1,000,466 for the first two quarters of 2003. This is a decrease of forty-four percent compared to the same period in 2003. The company had a loss of $(151,110) during the first two quarters of 2004 compared to a profit of $184.369 during the first two quarters of 2003.

Revenues declined due to discontinuation of service to a large intermittent customer. The company has some customers that require irradiation intermittently rather than incorporating irradiation into their production process. These customers make it difficult to forecast revenues. Actual general and administrative expenses decreased modestly during the second two quarters of 2003. However, as a percentage of revenue, general and administrative expenses increased from 37% to 62% because of the decline in revenue during the first two quarters of 2004 as compared to the first two quarters of 2003. Although there was some small variation of costs within individual categories of expenses, overall general and administrative expenses are relatively fixed. Similarly, depreciation as a percent of revenue increased from 18% to 35% due primarily to the decrease in revenue.

Management anticipates increased revenue during the remaining quarters of 2004 based on increased demand by two non-food customers. The volume of ground beef being irradiated by the Company increased significantly during the second quarter due to the bankruptcy of a competitor and irradiation of tropical fruits from South Florida is expected to increase during the third quarter. Operating and marketing costs are expected to continue at levels similar to those in the first quarter of 2004. Management believes that demand for irradiation of ground beef and non-food items will continue to increase during 2004.


Liquidity and Capital Resources
-------------------------------
As of June 30, 2004, the Company has cash on hand of $152,902 and accounts receivable of $180,053. The special alliance that the Company has with MDS Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops.















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

Date: August 12, 2004                 FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., President and
                                    Chief Executive Officer