Form 10QSB
period 2004-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2004-10-29
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended September 30, 2004    Commission File Number 0-19047

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


       Outstanding as of September 30, 2004 and December 31, 2003

      Class                               2004                  2003
      -----                               ----                  ----
Common Stock $.01 Par Value        11,001,038 Shares      11,001,038 Shares
















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2004         2003
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   244,155  $    89,410
  Accounts Receivable                                 246,276      152,620
  Inventory                                             6,907        2,691
                                                   ----------   ----------
     Total Current Assets                             497,338      244,721
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,675,756    2,675,756
  Furniture and Equipment                           1,732,853    1,728,817
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (4,018,548)  (3,728,103)
                                                   ----------   ----------
      Total Property & Equipment                    3,273,736    3,560,145

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,947,728  $ 3,981,520
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    41,761  $    34,199
  Financing Agreement and Debenture Payable           969,777      934,157
                                                   ----------   ----------
     Total Current Liabilities                      1,011,538      968,356
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,001,038 shares outstanding on
    September 30, 2004 and December 31, 2003           110,010      110,010
  Paid in Capital                                  11,975,577   11,975,577
  Deficit                                          (9,121,397)  (9,016,423)
                                                   ----------   ----------
                                                    2,964,190    3,069,164
  Less-Common Stock Issued For Receivables            (28,000)     (56,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,936,190    3,013,164
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,947,728  $ 3,981,520
                                                   ==========   ==========
 * Condensed from audited financial statements



                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                        2004         2003
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 403,210   $ 511,606
Processing Costs:                                       81,952      82,294
                                                     ---------    --------
       Income from Operations                          321,258     429,312

General Administrative and Development                 168,042     147,148
Depreciation                                            95,413     101,732
Interest Expense                                        12,021      17,473
Interest (Income)                                         (354)          0
                                                     ---------    --------
Income /(Loss) Before Income Taxes                      46,136     162,959

Income Taxes
  Provision for Income Taxes                            13,841      48,888
  Tax Benefit from Net Operating Loss                  (13,841)    (48,888)
                                                     ---------    --------
Net Income                                           $  46,136   $ 162,959
                                                     =========    ========
Net Income per Common Share                             $0.004     $0.015
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                                        2004         2003
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                            $ 967,797   $ 1,512,072
Processing Costs                                       226,369       317,726
                                                     ---------      --------
          Income from Operations                       741,428     1,194,346

General Administrative and Development                 520,690       516,065
Depreciation                                           290,446       280,492
Interest Expense                                        35,620        50,461
Interest (Income)                                         (354)            0
                                                     ---------      --------
Income / (Loss) Before Income Taxes                  ($104,974)      347,328

Income Taxes
  Provision for income taxes                                 0       104,199
  Tax Benefit from Net Operating loss                        0      (104,199)
                                                     ---------      --------
Net Income / (Loss)                                  $(104,974)    $ 347,328
                                                     =========      ========
Net Income /(Loss) Per Common Share                    $(0.010)      $0.032
                                                     =========      ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.













                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                   Nine Months     Nine Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                      2004              2003
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $   874,141     $ 1,591,123
   Interest Paid                                             0         ( 3,888)
   Interest Received                                       354               0
   Cash Paid for Operating Expenses                   (715,714)       (819,031)
                                                      ---------       ---------
                                                       158,781         768,204

Cash Flows from Investing:
   Property & Equipment Purchase                        (4,036)       (861,644)
                                                     ----------     ----------
                                                        (4,036)       (861,644)

Cash Flows from Financing Activities:
   Proceeds from Borrowing                                   0         839,136
   Repayment of Loans                                        0        (711,581)
                                                    ----------      ----------
                                                             0         127,555

Net Increase (Decrease) in Cash                        154,745          34,115

Cash at Beginning of Period                             89,410          73,758
                                                    ----------      ----------
 Cash at End of Period                               $ 244,155        $107,873
                                                    ==========      ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                       $(104,974)        $347,328

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       290,445          280,492
   Accrued Interest                                    35,620           46,573
  (Increase) Decrease in Inventories                   (4,216)          10,731
  (Increase) Decrease in Receivables                  (93,656)          79,051
   Increase (Decrease) in Payables and Accruals        35,562            4,029
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $158,781         $768,204
                                                   ==========       ==========



Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc., had revenue of $403,210 during the third quarter of 2004 compared to $511,606 for the similar period of 2003 and profits of $46,136 compared to $162,959 for the respective quarters. Revenues were $967,797 during the first three quarters of 2004 compared to $1,512,072 for the first three quarters in 2003, a decrease of 36%. The Company had a loss of $(104,974) during the first three quarters of 2004 compared to a profit of $347,328 for the comparable quarters in 2003.

Revenues declined primarily due to discontinuation of service to a large intermittent customer in late 2003. The Company has some customers that require irradiation intermittently rather than incorporating irradiation into their production process. These customers make it difficult to forecast revenues. Actual general expenses increased slightly during the first three quarters of 2004 as compared to the same period in 2003. However, as a percentage of revenue, general and administrative expenses increased from 34% to 54% because of the decline in revenue. Although there was some small variation of costs within individual categories of expenses, overall general and administrative expenses are relatively fixed. Similarly, depreciation as a percent of revenue increased from 19% to 30% due primarily to the decrease in revenue.

Management anticipates increased revenue during the remaining quarter of 2004 based on increased demand by two non-food customers. The volume of ground beef being irradiated by the Company increased significantly during the second and third quarters due to the bankruptcy of a competitor. Operating and marketing costs are expected to continue at levels similar to those in the first three quarters of 2004. Management believes that demand for irradiation services will continue to increase during 2004.




Liquidity and Capital Resources
-------------------------------
As of September 30, 2004, the Company has cash on hand of $244,155 and accounts receivable of $246,276. The special alliance that the Company has with MDS Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops.

















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

Date: October 29, 2004              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., President and
                                    Chief Executive Officer