Form 10QSB/A
period 2004-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2004-11-15
CIK 868267

FORM 10-QSB/A

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

















                         PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

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
                                                   ==========       ==========




ITEM 2. MANAGEMENT'S ANALYSIS OF QUARTERLY INCOME STATEMENTS OPERATIONS
-----------------------------------------------------------------------
Food Technology Service Inc., had revenue of $403,210 during the third quarter of 2004 compared to $511,606 for the similar period of 2003 and profits of $46,136 compared to $162,959 for the respective quarters. Revenues were $967,797 during the first three quarters of 2004 compared to $1,512,072 for the first three quarters in 2003, a decrease of 36%. The Company had a loss of $(104,974) during the first three quarters of 2004 compared to a profit of $347,328 for the comparable quarters in 2003.

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


ITEM 3.     CONTROLS AND PROCEDURES
The Company's principal executive and financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004 (the "Evaluation Date"). Based on that evaluation, the principal executive and financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company, were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

There were no changes in the internal controls over financial reporting during the third quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



                       PART II OTHER INFORMATION

Item 1.     Legal proceedings

Reference is made to the information contained under Item 3- Legal Proceedings in the Company's Form 10KSB Report Filed for year ended December 31, 2003.

Item 2-6.     Not applicable








                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., President and
                                    Chief Executive Officer