Form 10KSB
period 2004-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2005-04-04
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 2004

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Registrant's operating revenues for its most recent fiscal year were $1,318,268.

    As of December 31, 2004, 11,001,038 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (7,234,455 shares) was approximately $9,187,750 based on the market price at that date.


                    DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 25, 2005.


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

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits and Reports on Form 8-K

Item 14    Principle Accounting Fees and Services
















                              PART I

Item 1.   Description of Business

     Food Technology Service, Inc., (the "Company") was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida, that uses Gamma radiation produced by Cobalt 60. The Company provides contract sterilization service to the medical device, food and pharmaceutical industries. The Company also processes packaging, spices and ingredients.

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

     Although the Company is dedicated to the irradiation of poultry, meats and other food products, until acceptance by the public, the Company has and will continue to irradiate other products. The Company's revenue for 2004 (approximately $1,318,268) resulted primarily from the processing of packaging, medical products and consumer goods. Although the Company continues to diversify its customer base three customers accounted for approximately
56% of revenues in 2004.

     Management is working diligently with the food industry to gain consumer acceptance for irradiated products. The Company also continues to work with the medical device and product industry in Florida to offer its gamma irradiation technology as a means of sterilization. The Company presently irradiates meat under a special FDA approval for the NASA Astronauts. There are currently several petitions awaiting FDA approval. The shellfish industry is waiting for FDA approval for shellfish. The Food Processors Association
(FPA) has petitioned the FDA to allow the irradiation of processed meats to control Listeria. The FPA has also petitioned the FDA to raise the maximum dose allowed for poultry and remove the requirement for non-barrier packaging for poultry.

     The Company provides research and development and offers testing to find new applications for gamma irradiation technology.

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

     Similar to an airport x-ray system or a microwave oven, the irradiation process does not make products radioactive. Food is safe to eat immediately after processing. Likewise, medical products can be shipped immediately without having to wait for dissipation of potentially dangerous gases that are produced by other methods of sterilization.

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

Personnel

     As of December 31, 2004, the Company had ten employees.

Cobalt 60 Supply

    The Company has in place approximately 1,098,729 curies of Cobalt 60. The level of radioactivity of Cobalt 60 declines at approximately 1% per month, and new Cobalt 60 must, from time to time, be purchased to maintain an appropriate radiation level. The amount of Cobalt 60 maintained is determined by the business needs of the Company. Nordion is the Company's supplier of Cobalt 60 and has agreed to sell to the Company all of its requirements for Cobalt 60, and to accept the return of all used Cobalt 60 that have reached the end of its useful life. Cobalt 60 is available from several sources. See "Agreements with MDS Nordion" below.

Plant Safety

Safety to Surrounding Community

     While a radiation source does require special handling, the necessary precautions are well understood and practiced daily at the Company and numerous other irradiation plants already in operation.

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

     The USDA also regulates any processing of meat and poultry, whether for irradiation, packaging or otherwise; and the Company is an USDA inspected facility. The USDA has promulgated rules relating to such processing to ensure that the food remains safe and wholesome. In general, such rules establish standards for the implementation of the approval established by the FDA, and relate to such matters as good handling and processing practices. These rules deal with such matters as (i) minimum irradiation levels to assure effective treatment; (ii) temperature standards to prevent thawing of frozen foods; (iii) requirements for the separation of processed from non-processed foods; and (iv) labeling requirements. The USDA has already adopted rules relating to irradiation processing of pork, poultry and red meat products.

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

Agreements with MDS Nordion

     The Company, in September 1990, entered into an agreement with MDS Nordion whereby MDS Nordion agreed to provide irradiation equipment and Cobalt 60 to the Company necessary to operate its irradiation facility. In order to secure payment of the purchase price, additional loans and future advances by MDS Nordion to the Company, the Company and MDS Nordion executed a Convertible Debenture and Mortgage and
Security Agreement, both dated January 15, 1992. The balance of the debt at December 31, 2004 was $782,899. This balance consists of $463,194
US (the "Debt"), plus interest accruing at prime plus 1% to December 31, 2004 in the amount of $319,705.

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

     By agreements dated March 6, 2001, April 17, 2001, May 18, 2001 and November 20, 2001, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. Nordion has waived its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2006.

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

     In addition to Cobalt 60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of Cobalt 60 at the Company's facility in anticipation of the Company's future needs. At the end of 2004, there were approximately 1,098,729 curies of Cobalt 60 both owned and stored at the Company's facility. Title in and to 220,367 curies of Cobalt 60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.

Item 2.   Description of Properties

     The Company's irradiation facility and executive office are located on an approximately 4.33 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between Central Florida near the major interstate systems. Should the Company's first facility prove successful, the site is sufficiently large to add one or two additional irradiation chambers, thereby increasing the capacity of the facility.

     The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 2,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell.
The Company's irradiation processing plant consists of a radiation source, an automated conveying system and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" positions will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport products to and from the processing chamber.
The Company's facility is designed to operate 24 hours per day, seven days per week. Although the Company currently has available approximately 1,098,729 curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed.

     As indicated in Item 1, substantially all of the assets of the Company are pledged as collateral against the obligation to Nordion.

Item 3.   Legal Proceedings

     On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. The lawsuit alleged damages in excess of $2,000,000 and lost profits in excess of $6,000,000. The Company denied the allegations and has vigorously defended the lawsuit. On February 23, 2004, the Company executed a confidential settlement agreement with the plaintiff, which in the opinion of counsel, concludes the litigation and protects the Company against any significant financial exposure.

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

                                                        BID PRICES
                                                        ----------
         2003                                          High      Low
         ----                                          ----      ---
     First Quarter                                     $1.19   $ .80
     Second Quarter                                     1.20     .95
     Third Quarter                                      1.24     .80
     Fourth Quarter                                     1.40     .93



         2004                                          High      Low
         ----                                          ----      ---
     First Quarter                                     $2.65   $1.05
     Second Quarter                                     2.90    1.03
     Third Quarter                                      1.18     .71
     Fourth Quarter                                     2.70     .81

(b) As of December 31, 2004, the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(c) The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6.   Management's Discussion and Analysis

Plan of Operations

     The Company had revenues of $1,318,268 during 2004. This compares to revenues of $1,875,994 for the same period in 2003 and reflects a decrease of approximately 30% between the two years. As a result of this decrease in revenues, the Company's operations reflected a loss of ($105,731) for 2004 compared to a profit of $397,480 for 2003.

     The Company has some customers that require irradiation intermittently rather than incorporating irradiation into their production process. All other customers use the facility regularly and are considered base customers. No intermittent customers required services during 2004, but one such customer was responsible for revenue of $939,324 in 2003. The absence of that intermittent customer was responsible for the decreased revenues in 2004 as compared to 2003. The Company increased revenues from base customers in 2004 by $381,598. This increase was reflected over all product categories.

     Processing costs decreased slightly from $385,177 in 2003 to $359,286 in 2004 due to lower labor costs associated with decreased production. General and administrative expenses also decreased slightly from $650,335 in 2003 to $631,258 in 2004. However, as a percentage of revenue, processing costs and general and administrative expenses increased in 2004 from 20% to 27% and 35% to 48%, respectively. This was due to the decline in revenue in 2004 compared to 2003. Although there was some small variation of costs within individual categories of expenses, overall processing costs and general and administrative expenses are relatively fixed. Depreciation increased slightly from $380,446 in 2003 to $384,713 in 2004 because of the purchase of Cobalt in March, 2003. As a percent of revenue, depreciation increased from 20% in 2003 to 29% due primarily to the decrease in revenue. Interest expense in 2004 was $48,742 versus $62,556 in 2003. The decrease was due to debt incurred and repaid in 2003 associated with the purchase of Cobalt.

     Although there is no assurance, management anticipates a return to profitability during 2005. Management does not anticipate any intermittent customers requiring services in 2005. However, several ground beef producers became base customers during the second quarter of 2004 and 2005 revenues from those customers should reflect a full year of service. Similarly, demand for irradiation of medical products and other items is increasing. Management does not anticipate any significant increases in actual processing costs, general and administrative expenses or depreciation during 2005. Interest expense should decline in 2005 because the Company paid $200,000 in principal during the fourth quarter of 2004 and anticipates additional payments on debt owed to MDS Nordion during 2005.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2004, the Company had cash on hand of approximately $231,877 and accounts receivable of approximately $135,946. At December 31, 2004, the Company's outstanding debt to MDS Nordion amounted to $782,899 which is evidenced by a Note and Mortgage and Security Agreement. The debt, which includes interest of $319,705, bears interest at prime plus 1%. Such debt is due and payable on demand.

Item 7.    Financial Statements

     Reference is made to the Company's Financial Statements included herewith.

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     None.

Item 8(a) Controls and Procedures

     The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004 (the "Evaluation Date"). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company, were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

     There were no changes in the internal controls over financial reporting during the fourth quarter ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company.

    Reference is made to the Company's Proxy Statement to be used in conjunction with the 2005 Annual Shareholders Meeting scheduled to be held on May 25, 2005.

Item 10.   Executive Compensation

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2005 Annual Shareholders Meeting scheduled to be held on May 25, 2005.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and

           Related Stockholder Matters

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2005 Annual Shareholders Meeting scheduled to be held on May 25, 2005.

Item 12.   Certain Relationships and Related Transactions

     See Item 1 Business-"Agreements with MDS Nordion."


Item 13.   Exhibits and Report on Form 8-K

   (a)  Exhibits
        --------
     (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18
         (File No. 33-36838-A).
     (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No.
         33-36838-A).
    (10) Agreements entered into by the Company with MDS Nordion
              *(a) Reimbursement and Indemnity Agreement dated October 22, 1991 *(b) Agreement dated December 11, 1991
              *(c) Debenture dated January 15, 1992
              *(d) Copy of Security & Mortgage Agreement dated January 15, 1992 *(e) Financing Agreement dated February 21, 1992
              *(f) Security Agreement dated February 21, 1992
             **(g) Letter Agreement dated March 31, 1994 and April 13, 1994
            ***(h) Modification Agreement
    (14) Draft Code of Ethics****.
    (31) Rule 13a-14(a)/15d-14(a) Certifications*****
    (32) Section 1350 Certification*****

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

    *** Reference is made to Exhibit 10(h) included in the Company's Form
        10-KSB Report filed for the year ended December 31, 2000

   **** Reference is made to Exhibit 14 included in the Company's Form
        10-KSB Report filed for the year ended December 31, 2003

  ***** Filed herewith.

   (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2004.

Item 14.    Principle Accounting Fees and Services

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2005 Annual Shareholders Meeting scheduled to be held on May 25, 2005.





























                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th of March 2005.

                                 FOOD TECHNOLOGY SERVICE, INC.

                                 By: /S/Richard G. Hunter, Ph.D.
                                    ---------------------------
                                     Richard G. Hunter, Ph.D.
                                     Chief Executive Officer and
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

   Name                                Title                     Date
   ----                                -----                     ----

 /S/Richard G. Hunter, Ph.D.         Director                March 28, 2005
---------------------------
Richard G. Hunter, Ph.D.

 /S/ Samuel Bell                     Director                March 28, 2005
---------------------------
Samuel Bell

 /S/ David Nicholds                  Director                March 28, 2005
---------------------------
David Nicholds

 /S/ John T. Sinnott                 Director                March 28, 2005
---------------------------
John T. Sinnott, M.D., F.A.C.P

                                     Director                March 28, 2005
---------------------------
Michael W. Thomas

 /S/ Ronald Thomas                   Director                March 28, 2005
---------------------------
Ronald Thomas











                        FOOD TECHNOLOGY SERVICE, INC.

                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants

Financial Statements:

Balance Sheet - December 31, 2004 and 2003

Statement of Operations - Years Ended December 31, 2004, 2003 and 2002

Statement of Stockholders' Equity - Years Ended December 31, 2004, 2003 and 2002

Statement of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements






































                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
  and Stockholders
Food Technology Service, Inc.

     We have audited the accompanying balance sheet of Food Technology Service, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food
Technology Service, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.








FAIRCLOTH & ASSOCIATES, P.A.

Tampa, Florida
February 1, 2005
















                        FOOD TECHNOLOGY SERVICE, INC.
                             BALANCE SHEETS


                                                  December 31,
                                               2004          2003
                                               ----          ----


                              ASSETS

Current Assets:
  Cash                                      $231,877       $ 89,410
  Accounts Receivable                        135,946        152,620
  Inventory                                    5,557          2,690
                                            --------       --------


    Total Current Assets                     373,380        244,720
                                            --------       --------


Property and Equipment:

  Building                                  2,883,675     2,883,675
  Cobalt                                    2,675,756     2,675,756
  Furniture and Equipment                   1,739,717     1,728,817
  Less:  Accumulated Depreciation          (4,112,815)   (3,728,102)
                                            ---------     ---------


                                            3,186,333     3,560,146

  Land                                        171,654       171,654
                                            ---------     ---------

    Total Property and Equipment            3,357,987     3,731,800
                                            ---------     ---------


Other Assets:                                   5,000         5,000
                                            ----------    ---------


    Total Assets                           $3,736,367    $3,981,520
                                           ==========    ==========





                        SEE NOTES TO FINANCIAL STATEMENTS








                        FOOD TECHNOLOGY SERVICE, INC.
                              BALANCE SHEETS


                                                    December 31,
                                               2004               2003
                                               ----               ----


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts Payable and
       Accrued Liabilities                   $ 18,035           $ 34,199
  Financing Agreement Payable                 782,899            934,157
                                            ----------          --------
      Total Current Liabilities               800,934            968,356
                                            ----------          --------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
   20,000,000 Shares, Outstanding
   11,001,038 Shares in 2004 and in 2003      110,010            110,010

  Paid-In Capital                          11,975,577         11,975,577
  Deficit                                  (9,122,154)        (9,016,423)
                                           ----------         ----------

                                            2,963,433          3,069,164

Less-Common Stock Issued for Receivables      (28,000)           (56,000)
                                           ----------          ---------

      Total Stockholders' Equity            2,935,433          3,013,164


Commitments and Contingencies
  (Notes B, H  and I)                             -                  -
                                           ----------          ---------
      Total Liabilities and
            Stockholders' Equity           $3,736,367         $3,981,520
                                           ==========         ==========





                        SEE NOTES TO FINANCIAL STATEMENTS










                       FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENT OF OPERATIONS


                                                Year Ended
                                                December 31,
                                2002                2003                 2004
                                ----                ----                 ----



Net Sales                   $1,198,151           $1,875,994          $1,318,268
                            ----------           ----------          ----------
Processing Costs               369,399              385,177             359,286

Selling, General and
  Administrative               707,904              650,335             631,258

Depreciation                   313,888              380,446             384,713

Interest Expense                68,734               62,556              48,742
                            ----------           ----------          ----------
                             1,459,925            1,478,514           1,423,999
                            ----------           ----------          ----------

Income (Loss) before
     Income Taxes             (261,774)             397,480            (105,731)

Income Taxes                                        151,000
                            ----------           ----------          ----------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                  (261,774)             246,480            (105,731)

Benefit of Tax
  Loss Carryovers                                   151,000
                            ----------           ----------          ----------
  Net Income (Loss)          ($261,774)            $397,480           ($105,731)
                            ==========           ==========          ==========
Net Income (Loss) Per
  Common Share                 ($0.025)              $0.036             ($0.010)
                            ==========           ==========          ==========






                        SEE NOTES TO FINANCIAL STATEMENTS







                        FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY


                                    Common          Paid-In
                                     Stock          Capital          Deficit
                                    ------          -------          -------


Balance, December 31, 2001          $104,968      $11,680,619     ($9,152,129)

  Issuance of 504,201 Shares
    of Stock for $300,000 of Debt      5,042         294,958

  Net Loss for Year                                                  (261,774)
                                    --------       ----------      ----------
Balance, December 31, 2002           110,010       11,975,577      (9,413,903)


  Net Income for Year                                                 397,480
                                    --------       ----------      ----------

Balance, December 31, 2003           110,010       11,975,577      (9,016,423)

  Net Loss for Year                                                  (105,731)
                                    --------       ----------      ----------
Balance, December 31, 2004          $110,010      $11,975,577     ($9,122,154)
                                    ========       ==========      ==========



















                        SEE NOTES TO FINANCIAL STATEMENTS






                        FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENT OF CASH FLOWS

                                             Year Ended December 31,
                                      2002              2003             2004
                                      ----              ----             ----

Cash Flows from Operations:
  Cash Received from Customers   $1,173,925        $1,927,395       $1,334,732
  Interest Paid                      (3,044)          (15,983)
  Cash Paid for Operating
    Expenses                     (1,036,993)       (1,034,605)        (981,365)
                                 ----------        ----------       ----------
                                    133,888           876,807          353,367
Cash Flows from Investing:
  Purchase of Equipment and Cobalt   (8,536)         (861,155)         (10,900)
                                 ----------        ----------       ----------
                                     (8,536)         (861,155)         (10,900)

Cash Flows from Financing Activities:
  Proceeds from Sale of
    Common Stock                     93,460
  Payment of Loans                 (250,000)                          (200,000)
                                 ----------        ----------       ----------
                                   (156,540)                          (200,000)

Net Increase (Decrease) in Cash     (31,188)           15,652          142,467

Cash at Beginning of Year           104,946            73,758           89,410
                                 ----------        ----------       ----------
Cash at End of Year                $ 73,758           $89,410         $231,877
                                 ==========        ==========       ==========

Reconciliation of Net Loss to Net Cash
  Provided (Used) by Operations:
  Net Income (Loss)               ($261,774)         $397,480        ($105,731)

Adjustments to Reconcile
  Net Income (Loss) to Cash
    Provided or Used:
  Depreciation                      313,888          380,446           384,713
  Non Cash Payments of Interest
     and Salaries                    93,690           74,573            76,742
  (Increase)Decrease in Receivables (24,227)          51,400            16,674
  (Increase) Decrease in Inventory  (10,691)          16,070            (2,867)
  Increase (Decrease) in
     Payables and Accruals           23,002          (43,162)          (16,164)
                                 ----------        ----------       ----------
Net Cash Provided (Used) by
     Operating Activities          $133,888         $876,807          $353,367
                                 ==========        =========        ==========
                        SEE NOTES TO FINANCIAL STATEMENTS






                        FOOD TECHNOLOGY SERVICE, INC.
                         STATEMENT OF CASH FLOWS


Supplemental schedule of non-cash investing and financing activities.

The Company issued 504,201 shares of common stock for debt of $300,000 in 2002.

The Company also converted $65,690, $46,573 and $48,742 of interest expense to debt in 2002, 2003, and 2004 respectively.

Also receivables of $28,000 per year were forgiven for services in 2002, 2003 and 2004 (See Note C).






























                        SEE NOTES TO FINANCIAL STATEMENTS











                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2004

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

















                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2004

Note A - Summary of Significant Accounting Policies (continued):

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

If the fair value method described in SFAS No. 123 (R) had been adopted, the net impact on the 2002, 2003, and 2004 net income would not have been material. As required by FASB 123 (R) the Company plans to apply the Statement in December 2005.











                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2004



Note B - The Company as a Going Concern:

Management is of the opinion that the Company will continue operations through December 31, 2005 based on the following:

The Company's cash flows from operations have been $133,888, $876,707, and $353,357 for 2002, 2003, and 2004, respectively.

The Company's supplier (Note D) and major creditor, MDS Nordion (Nordion), has guaranteed a line of credit of $500,000 from a bank. Any future draws against this line must be approved by Nordion. At December 31, 2004, $500,000 of this amount is available to fund 2005 operations.

The Company anticipates that revenue from processing food, packaging materials, medical supplies and other products, together with its unused credit line of $500,000, will be sufficient to cover operating costs through December 31, 2005.

Note C - Receivables from Directors and Employees:

Pursuant to an employment agreement the Company issued 80,000 shares of common stock to its President for a receivable of $112,000. Such amount is being forgiven $28,000 a year and being charged to expense over a four year period, which commenced September 1, 2001. The receivable has been recorded as a reduction to equity pending collection or expensing.

Note D    Financing Agreement:

Financing agreement to Nordion due on
demand plus interest at 1% over prime                    $  463,194

Accrued interest                                            319,705
                                                         ----------
                                                         $  782,899
                                                        ===========

At December 31, 1999 the Company owed Nordion, $378,598 (payable in Canadian currency), $375,732 in cash advances and $200,146 in accrued interest totaling $954,476. Such debt was all due January 5, 2001.










                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2004

Note D   Financing Agreement (continued):

On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at February 4, 2000 was $963,194 in U.S. dollars, which included $22,114 accrued interest. The parties further agreed that the payable debt, interest accruing thereon, and any future advances remain, at Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. Nordion has agreed to waive its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2006.

Effective December 17, 2002 Nordion converted $300,000 of debt for 504,201 shares of stock. Such amount was 70% of the closing market price on December 16, 2002.

All assets of the Company collateralize all sums advanced by the supplier, including accrued interest.

Note E - Income Taxes:

The Company has unused operating loss carry forwards available at December 31, 2004 of $8,977,189 for tax and financial reporting purposes. The loss carry forwards expire as follows:

                                    Amount
           Year                     Tax                      Book
           ----                     ---                      -----
           2006           $      156,162            $      137,432
           2007                1,352,015                 1,352,015
           2008                1,297,455                   945,703
           2009                1,239,590                 1,239,696
           2010                1,262,386                 1,292,314
           2011                1,048,800                 1,065,209
           2012                  688,497                   983,017
           2018                  647,342                   573,699
           2019                  840,410                   881,875
           2020                   86,215                   147,912
           2022                  256,356                   256,356
           2024                  101,961                   101,961
                           -------------             -------------
                           $   8,977,189             $   8,977,189
                           =============             =============

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2004 and 2003 were as follows:





                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2004

Note E   Income Taxes (continued):

                                         2004                 2003
                                         ----                 ----
Net operating loss carry forwards    $3,378,116            $3,339,748
                                     ----------            ----------
        Net deferred tax assets       3,378,116             3,339,748
                                     ----------            ----------
        Less - Reserve               (3,378,116)           (3,339,748)
                                     ----------            ----------
                                     $        0            $        0
                                     ==========            ==========

The net deferred tax assets have been fully reserved because there is less than a 50% chance that they will be utilized.

Note F - Stock Purchase Warrants and Stock Options:

On June 23, 2000 the Stockholders approved the 2000 Incentive and
Non-Statutory Stock Option Plan (the 2000 Plan).

The Plan is administered by the Board of Directors who are authorized to grant incentive stock options (ISO's) or non-statutory options (NQO's), to Officers and employees of the Company and for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Companys Stock that may be issued under the 2000 Plan is 500,000 shares of which options to purchase 202,000 shares were granted in 2001, 20,000 were granted in 2002 and 60,000 were granted in 2003. Under this plan, no shares were issued in 2004.

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





                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2004


Note F   Stock Purchase Warrants and Stock Options (continued):

Such plan, as amended on May 18, 2000, grants options to Directors on the date a Director is elected at the average quoted market price for the five days preceding the date of grant. Such options may be exercised after one year and no more than 10,000 shares may be granted to each Director per year. The plan was further amended on March 1, 2001 to grant each non-employee Director options to purchase 6,000 shares annually at the market value on the date of grant. On May 2, 2002 and May 21, 2003 options to purchase 18,000 shares at $.91 and $1.02 per share, respectively, were granted to three Directors and on May 26, 2004 an option to purchase 6,000 shares at $1.24 per share was granted to a Director.

Changes that occurred in options and warrants outstanding are summarized below:


                                 2004                2003                2002
                                 ----                ----                ----
                              Average              Average              Average
                              Exercise             Exercise             Exercise
                     Shares     Price     Shares     Price     Shares     Price
Outstanding at
beginning of year    293,056   $1.90     216,556    $1.90     182,556     $2.11

Granted                6,000   $1.24      78,000    $0.99      38,000     $0.99

Exercised                -       -          -         -          -           -

Expired/canceled     (48,200)  $2.43      (1,500)   $0.55      (4,000)    $2.75

Outstanding at
end of year          250,085   $1.45     293,056    $1.90     216,556     $1.90

Exercisable at
end of year          174,856   $1.54     124,556    $1.81      71,156     $2.91



















                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2004

Note G - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, Nordion owns approximately 32.4% of the Company's outstanding common stock (see Note D for financing arrangements).

During 2003 the Company purchased 600,000 curies of Cobalt 60 from Nordion for $861,155 in cash.

Note H - Concentration and Credit Risk:

Although the Company continues to diversify its customer base three customers accounted for approximately 56% of revenues in 2004.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals.

Note I - Commitments and Contingencies:

On March 24, 2000, Pegasus Foods Canada, Inc. filed a lawsuit against the Company alleging that certain seafood products irradiated by the Company were adversely affected by the process. The lawsuit alleged damages in excess of $2,000,000 and lost profits in excess of $6,000,000. The Company denied the allegations and has vigorously defended the lawsuit. On February 23, 2004, the Company executed a confidential settlement agreement with the plaintiff, which in the opinion of counsel, concludes the litigation and protects the Company against any significant financial exposure.