Form 10QSB
period 2005-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2005-05-10
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2005    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                       Outstanding as of March 31, 2005 and December 31, 2004

      Class                               2005                  2004
      -----                               ----                  ----
Common Stock $.01 Par Value        11,003,038 Shares      11,001,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   MARCH 31, DECEMBER 31,
                                                     2005         2004
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   184,536    $ 231,877
  Accounts Receivable                                 198,374      135,946
  Inventory                                             6,820        5,557
  Prepaid Expenses                                     37,500         -
                                                   ----------   ----------
     Total Current Assets                             427,230      373,380
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,675,756    2,675,756
  Furniture and Equipment                           1,743,434    1,739,717
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (4,204,701)  (4,112,815)
                                                   ----------   ----------
      Total Property & Equipment                    3,098,164    3,186,333

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,702,048  $ 3,736,367
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    48,317  $    18,035
  Financing Agreement and Debenture Payable           695,024      782,899
                                                   ----------   ----------
     Total Current Liabilities                        743,341      800,934
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,003,038 shares outstanding on
    March 31, 2005 and 11,001,038 shares
    outstanding on December 31, 2004                  110,030      110,010
  Paid in Capital                                  11,976,657   11,975,577
  Deficit                                          (9,099,980)  (9,122,154)
                                                   ----------   ----------
                                                    2,986,707    2,963,433
  Less-Common Stock Issued For Receivables            (28,000)     (28,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,958,707    2,935,433
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,702,048  $ 3,736,367
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31,2005 AND 2004

                                                        2005         2004
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 392,877   $ 240,315
Processing Costs:                                       88,878      68,634
                                                     ---------    --------
       Income from Operations                          303,999     171,681

General Administrative and Development                 177,815     186,007
Depreciation                                            91,885      98,250
Interest Expense                                        12,125      11,726
                                                     ---------    --------
Income/(Loss) Before Income Taxes                       22,174    (124,302)

Income Taxes
  Provision for Income Taxes                             6,652        -
  Tax Benefit from Net Operating Loss                   (6,652)       -
                                                     ---------    --------
Net Income/(Loss)                                    $  22,174   ($124,302)
                                                     =========    ========
Net Income/(Loss) per Common Share                      $0.002     ($0.011)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                   March 31, 2005 March 31, 2004
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                            $  330,066      $   240,117
   Interest Received                                       383             -
   Interest Paid                                          -                -
   Cash Paid for Operating Expenses                   (275,174)        (228,384)
                                                      ---------        ---------
                                                        55,275           11,733

Cash Flows from Investing:
   Property & Equipment Purchase                        (3,716)             -
                                                      ----------      ----------
                                                        (3,716)             -

Cash Flows from Financing Activities:
   Proceeds from Issue of Stock                          1,100              -
   Repayment of Loans                                 (100,000)             -
                                                      ----------      ----------
                                                       (98,900)             -

Net Increase (Decrease) in Cash                        (47,341)          11,733

Cash at Beginning of Period                            231,877           89,410
                                                    ----------       ----------
 Cash at End of Period                                $184,536         $101,143
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income /(Loss)                                $ 22,174        ($124,302)

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        91,885           98,250
   Accrued Interest                                    12,125           11,726
  (Increase) Decrease in Inventories                   (1,263)           2,691
  (Increase) Decrease in Receivables                  (62,428)             (86)
  (Increase) Decrease in Prepaids                     (37,500)             -
   Increase (Decrease)in Payables and Accruals         30,282           23,454
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                            $55,275          $11,733
                                                   ==========       ==========




                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2004(unaudited)                     Common Stock   Paid-In Capital    Deficit

------------                        ------------   ---------------    -------

Balance, January 1, 2004             $   110,010     $11,975,577   ($9,016,423)


Net Loss for Period                         -               -         (124,302)
                                      ----------      ----------    ----------


Balance, March 31, 2004              $   110,010     $11,975,577   ($9,140,725)
                                      ==========      ==========    ==========
______________________________________________________________________________

2005 (unaudited)
---------------
Balance, January 1, 2005             $   110,010     $11,975,577   ($9,122,154)

Issued 2,000 shares Common Stock              20           1,080          -

Net Income for Period                       -               -           22,174
                                       ----------     ----------    ----------


Balance, March 31, 2005               $   110,030    $11,976,657   ($9,099,980)
                                       ==========     ==========    ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on March 31, 2005 - 11,003,038 and March 31, 2004 - 11,001,038.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

















Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc., had revenue of $392,877 during the first quarter of 2005. This compares to revenues of $240,315 for the same period in 2004. This is an increase of sixty-four percent. The Company had a profit during the first quarter of 2005 of $22,174 compared to a loss of ($124,302) during the first quarter of 2004.

Management attributes increased revenue to a growing customer base made up of companies that regularly require irradiation of products. Past revenues have been impacted by large intermittent customers that use the Company's services unpredictably. The Company has devoted significant effort to expanding the base of customers requiring service on a regular basis. No large intermittent customers have required services since the fourth quarter of 2003.

Expenses during the first quarter of 2005 were about $6,000 higher than in the same period in 2004. These were due primarily to higher payroll costs associated with quality assurance activities and preventive maintenance on a material movement system. There was also a modest increase in insurance and security costs. Those costs were offset somewhat by decreased depreciation. The Company reduced its outstanding debt by $100,000 during the first quarter of 2005 and currently owes approximately $700,000 in total debt.

Management anticipates increased revenue during the remaining quarters of 2005
based on growing demand by both food and medical customers.   Operating and
marketing expenses are expected to increase during the second and third quarter of 2005 due to costs associated with pursuing ISO-certification and installation of a new computer network. ISO-certification will allow the Company to compete more effectively for sterilization of medical devices. The enhanced computer network will provide greater efficiency for workers and better customer service by improving data access. The system is also needed to comply with requirements for archiving corporate email. Management believes base revenues will continue to exceed expenses during 2005.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2005, the Company has cash on hand of $184,536 and accounts receivable of $198,374. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops.
















                                    PART II
                               OTHER INFORMATION
Item 1.     Legal proceedings

Reference is made to the information contained under Item 3- Legal Proceedings in the Company's Form 10KSB Report Filed for year ended December 31, 2004.

Item 2-6     Not applicable
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005                  FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer