Form 10QSB
period 2005-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2005-08-04
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended June 30,2005    Commission File Number 0-19047
                           ------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                       Outstanding as of June 30, 2005 and December 31, 2004

      Class                               2005                  2004
      -----                               ----                  ----
Common Stock $.01 Par Value        11,001,038 Shares      11,001,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   JUNE 30, DECEMBER 31,
                                                     2005         2004
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   265,008    $ 231,877
  Accounts Receivable                                 233,609      135,946
  Inventory                                             4,934        5,557
  Prepaid Expenses                                     53,399         -
                                                   ----------   ----------
     Total Current Assets                             556,950      373,380
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,675,756    2,675,756
  Furniture and Equipment                           1,743,434    1,739,717
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (4,295,483)  (4,112,815)
                                                   ----------   ----------
      Total Property & Equipment                    3,007,382    3,186,333

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,740,986  $ 3,736,367
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    47,118  $    18,035
  Financing Agreement and Debenture Payable           706,818      782,899
                                                   ----------   ----------
     Total Current Liabilities                        753,936      800,934
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,003,038 shares issued on
    March 31, 2005 and 11,001,038 shares
    issued on December 31, 2004                       110,030      110,010
  Paid in Capital                                  11,976,657   11,975,577
  Deficit                                          (9,069,637)  (9,122,154)
  Treasury Stock, 2,000 shares at cost             (    2,000)        -
                                                   ----------   ----------
                                                    3,015,050    2,963,433
  Less-Common Stock Issued For Receivables            (28,000)     (28,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     2,987,050    2,935,433
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,740,986  $ 3,736,367
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                        2005         2004
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 403,166   $ 324,384
Processing Costs:                                       81,622      75,783
                                                     ---------    --------
       Income from Operations                          321,544     248,601

General Administrative and Development                 188,625     166,641
Depreciation                                            90,782      96,783
Interest Expense                                        11,794      11,873
                                                     ---------    --------
Income/(Loss) Before Income Taxes                       30,343    ( 26,696)

Income Taxes
  Provision for Income Taxes                             9,102        -
  Tax Benefit from Net Operating Loss                   (9,102)       -
                                                     ---------    --------
Net Income/(Loss)                                    $  30,343   ($ 26,696)
                                                     =========    ========
Net Income/(Loss) per Common Share                      $0.003     ($0.002)
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.




















                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
           FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 AND 2004

                                                        2005         2004
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                            $ 795,659   $   564,587
Processing Costs                                       170,499       144,417
                                                     ---------      --------
          Income from Operations                       625,160       420,170

General Administrative and Development                 366,056       352,648
Depreciation                                           182,668       195,033
Interest Expense                                        23,919        23,599
                                                     ---------      --------
Income / (Loss) Before Income Taxes                     52,517      (151,110)

Income Taxes
  Provision for income taxes                            15,755             0
  Tax Benefit from Net Operating loss                  (15,755)      (     0)
                                                     ---------      --------
Net Income / (Loss)                                  $  52,517    $ (151,110)
                                                     =========      ========
Net Income /(Loss) Per Common Share                    $ 0.005      $ (0.014)
                                                     =========      ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.














                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                    Six Months    Six Months
                                                      Ended          Ended
                                                    June 30, 2005 June 30, 2004
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                            $  697,995       $  537,154
   Interest Received                                       808             -
   Interest Paid                                          -                -
   Cash Paid for Operating Expenses                   (561,056)        (471,791)
                                                      ---------        ---------
                                                       137,747           65,363

Cash Flows from Investing:
   Property & Equipment Purchase                        (3,716)        (  1,871)
                                                      ----------      ---------
                                                        (3,716)        (  1,871)

Cash Flows from Financing Activities:
   Proceeds from Issue of Stock                          1,100              -
   Purchase of Treasury Stock                         (  2,000)
   Repayment of Loans                                 (100,000)             -
                                                      ----------      ---------
                                                      (100,900)             -

Net Increase (Decrease) in Cash                         33,131           63,492

Cash at Beginning of Period                            231,877           89,410
                                                    ----------       ----------
 Cash at End of Period                                $265,008        $ 152,902
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income /(Loss)                                $ 52,517        ($151,110)

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       182,668          195,033
   Accrued Interest                                    23,919           23,599
  (Increase) Decrease in Inventories                      623            2,691
  (Increase) Decrease in Receivables                  (97,663)         (27,435)
  (Increase) Decrease in Prepaids                     (53,399)             -
   Increase (Decrease)in Payables and Accruals         29,082           22,585
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $137,747          $65,363
                                                   ==========       ==========




                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2004(unaudited)   Common Stock   Treasury Stock   Paid-In Capital    Deficit

------------      ------------   --------------   ---------------    -------

Balance
January 1, 2004    $   110,010             -       $ 11,975,577  ($9,016,423)


Net Loss for Period       -                -               -        (151,110)
                    ----------     ------------       ----------   ----------


Balance
June 30, 2004      $   110,010             -       $ 11,975,577   $9,167,533)
                    ==========     ============      ==========   ==========
______________________________________________________________________________

2005 (unaudited)
---------------
Balance
January 1, 2005    $   110,010     $       -        $11,975,577  ($9,122,154)

Issued 2,000 sh
Common Stock                20             -              1,080          -

Purchased 2,000 sh
Treasury Stock            -               2,000             -            -

Net Income for Period     -               -                 -         52,517
                     ----------    -----------      ----------    ----------


Balance
June 30, 2005      $   110,030      $     2,000     $11,976,657  ($9,069,637)
                    ==========     ============      ==========   ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on June 30, 2005 - 11,001,038 and June 30, 2004 - 11,001,038.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.






Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc., had revenue of $403,166 during the second quarter of 2005. This compares to revenues of $324,384 for the same period in 2004. This is an increase of twenty-four percent. The Company had a profit during the second quarter of 2005 of $30,343 compared to a loss of ($26,696) during the second quarter of 2004. For the first half of 2005 the Company had revenues of $795,659 and a profit of $52,517. Revenues during the first half of 2004 were $564,587 and the Company had a loss of($151,110). Revenues increased by forty percent during the first half of 2005 compared to the same period in 2004.

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

During the second quarter of 2005, processing costs as a percentage of sales were 20.2%. This compares to 23.4% in the second quarter of 2004. Processing costs as a percentage of sales decreased from 25.6% during the first half of 2004 to 21.4% in the first half of 2005. This reflects the fact that processing costs are relatively fixed. General administrative and development costs as a percentage of sales during the second quarter of 2005 were 46.8%. This compares to 51.4% in the second quarter of 2004. During the first half of 2005, general administrative and development costs as a percentage of sales were 46% compared to 62.5% during the first half of 2004. This is due to the fact that general, administrative and development costs are relatively fixed within the current revenue range. Overall, expenses during the first half of 2005 were about $16,000 higher than in the same period in 2004, an increase of about two percent. This increase was primarily due to higher payroll costs associated with quality assurance activities and one-time costs for computer upgrades and preventive maintenance on a material movement system. Those costs were offset somewhat by decreased depreciation. The Company reduced its outstanding debt by $100,000 during the first half of 2005 and currently owes approximately $720,000 in total debt.


Management anticipates increased revenue during the remaining quarters of 2005
based on growing demand by both food and medical customers.   Operating and
marketing expenses are expected to increase during the third quarter of 2005 due to costs associated with pursuing certification to ISO standards and installation of a new dosimetry system. These are largely one-time costs. Certification to ISO standards will allow the Company to compete more effectively for sterilization of medical devices and the new dosimetry system will provide greater efficiency. Management believes base revenues will continue to exceed expenses during the remainder of 2005.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2005, the Company has cash of $265,008 and accounts receivable of $233,609. The special alliance that the Company has with Nordion should guarantee the Company's survival as a going entity until the food irradiation industry develops.




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

Date: August 4, 2005                FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer