Form 10QSB
period 2005-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2005-10-31
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended September 30,2005    Commission File Number 0-19047
                           ------------

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


                   Outstanding as of September 30, 2005 and December 31, 2004

      Class                               2005                  2004
      -----                               ----                  ----
Common Stock $.01 Par Value        11,001,038 Shares      11,001,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   SEPTEMBER 30, DECEMBER 31,
                                                     2005         2004
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   411,149    $ 231,877
  Accounts Receivable                                 272,032      135,946
  Inventory                                             3,047        5,557
  Prepaid Expenses                                     33,154         -
                                                   ----------   ----------
     Total Current Assets                             719,382      373,380
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            2,675,756    2,675,756
  Furniture and Equipment                           1,754,130    1,739,717
  Building                                          2,883,675    2,883,675
  Less Accumulated Depreciation                    (4,387,798)  (4,112,815)
                                                   ----------   ----------
      Total Property & Equipment                    2,925,763    3,186,333

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
                                                   ----------   ----------
Total Assets                                      $ 3,821,799  $ 3,736,367
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    34,797  $    18,035
  Financing Agreement and Debenture Payable           719,707      782,899
                                                   ----------   ----------
     Total Current Liabilities                        754,504      800,934
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,003,038 shares issued on
    September 30, 2005 and 11,001,038 shares
    issued on December 31, 2004                       110,030      110,010
  Paid in Capital                                  11,976,657   11,975,577
  Deficit                                          (9,017,392)  (9,122,154)
  Treasury Stock, 2,000 shares at cost             (    2,000)        -
                                                   ----------   ----------
                                                    3,067,295    2,963,433
  Less-Common Stock Issued For Receivables               -         (28,000)
                                                   ----------   ----------
     Total Stockholders' Equity                     3,067,295    2,935,433
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,821,799  $ 3,736,367
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                        2005         2004
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 449,620   $ 403,210
Processing Costs:                                       84,700      81,952
                                                     ---------    --------
       Income from Operations                          364,920     321,258

General Administrative and Development                 207,955     168,042
Depreciation                                            92,316      95,413
Interest Expense                                        12,889      12,021
Interest (Income)                                         (485)       (354)
                                                     ---------    --------
Income/(Loss) Before Income Taxes                       52,245      46,136

Income Taxes
  Provision for Income Taxes                            15,674      13,841
  Tax Benefit from Net Operating Loss                  (15,674)    (13,841)
                                                     ---------    --------
Net Income/(Loss)                                    $  52,245    $ 46,136
                                                     =========    ========
Net Income/(Loss) per Common Share                      $0.005      $0.004
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.


















                         FOOD TECHNOLOGY SERVICE, INC.

                           STATEMENTS OF OPERATIONS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004

                                                        2005         2004
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                         $  1,245,276   $   967,797
Processing Costs                                       255,200       226,369
                                                     ---------      --------
          Income from Operations                       990,076       741,428

General Administrative and Development                 574,817       520,690
Depreciation                                           274,983       290,446
Interest Expense                                        36,808        35,620
Interest (Income)                                       (1,294)         (354)
                                                     ---------      --------
Income / (Loss) Before Income Taxes                    104,762      (104,974)

Income Taxes
  Provision for income taxes                            31,429             0
  Tax Benefit from Net Operating loss                  (31,429)      (     0)
                                                     ---------      --------
Net Income / (Loss)                                  $ 104,762    $ (104,974)
                                                     =========      ========
Net Income /(Loss) Per Common Share                    $ 0.010      $ (0.010)
                                                     =========      ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.













                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004

                                                       2005            2004
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                            $1,109,790       $  874,141
   Interest Received                                     1,293             -
   Interest Paid                                          -                 354
   Cash Paid for Operating Expenses                   (816,499)        (715,714)
                                                      ---------        ---------
                                                       294,584          158,781

Cash Flows from Investing:
   Property & Equipment Purchase                       (14,412)        (  4,036)
                                                      ----------      ---------
                                                       (14,412)        (  4,036)

Cash Flows from Financing Activities:
   Proceeds from Issue of Stock                          1,100              -
   Purchase of Treasury Stock                         (  2,000)
   Repayment of Loans                                 (100,000)             -
                                                      ----------      ---------
                                                      (100,900)             -

Net Increase (Decrease) in Cash                        179,272          154,745

Cash at Beginning of Period                            231,877           89,410
                                                    ----------       ----------
 Cash at End of Period                                $411,149        $ 244,155
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income /(Loss)                               $ 104,762        ($104,974)

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       274,982          290,445
   Accrued Interest                                    36,808           35,620
  (Increase) Decrease in Inventories                    2,510           (4,216)
  (Increase) Decrease in Receivables                 (136,086)         (93,656)
  (Increase) Decrease in Prepaids                     (33,154)             -
   Increase (Decrease)in Payables and Accruals         44,762           35,562
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $294,584         $158,781
                                                   ==========       ==========



                        FOOD TECHNOLOGY SERVICE, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY


2004(unaudited)   Common Stock   Treasury Stock   Paid-In Capital    Deficit

------------      ------------   --------------   ---------------    -------

Balance
January 1, 2004    $   110,010             -       $ 11,975,577  ($9,016,423)


Net Loss for Period       -                -               -        (104,974)
                    ----------     ------------       ----------   ----------


Balance
September 30, 2004 $   110,010             -       $ 11,975,577  ($9,121,397)
                    ==========     ============      ==========   ==========
______________________________________________________________________________

2005 (unaudited)
---------------
Balance
January 1, 2005    $   110,010     $       -        $11,975,577  ($9,122,154)

Issued 2,000 shares
Common Stock                20             -              1,080          -

Purchased 2,000 shares
Treasury Stock            -               2,000             -            -

Net Income for Period     -               -                 -        104,762
                     ----------    -----------      ----------    ----------


Balance
September 30, 2005 $   110,030      $     2,000     $11,976,657  ($9,017,392)
                    ==========     ============      ==========   ==========


(a) Earnings per common share, assuming no dilution, are based on the number of shares outstanding on September 30, 2005 - 11,001,038 and September 30, 2004 - 11,001,038.
(b) The foregoing information is unaudited, but, in the opinion of Management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.








Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service, Inc. had revenue of $449,620 during the third quarter of 2005. This compares to revenue of $403,210 for the same period in 2004. This is an increase of about twelve percent. The Company had a profit during the third quarter of 2005 of $52,245 compared to a profit of $46,136 during the third quarter of 2004. For the first nine months of 2005, the Company had revenues of $1,245,276 and a profit of $104,762. Revenues during the first three quarters of 2004 were $967,797 and the Company had a loss of ($104,974). Revenues increased by about twenty-nine percent during the first three quarters of 2005 compared to the same period in 2004.

Management attributes increased revenue to a growing customer base made up of companies that regularly require irradiation of products. Past revenues have been impacted by large intermittent customers that used the Company's services unpredictably. The Company has devoted significant effort to expanding the base of customers requiring service on a regular basis. No large intermittent customers have required services since the fourth quarter of 2003.

During the third quarter of 2005, processing costs as a percentage of sales were 18.8%. This compares to 20.3% in the third quarter of 2004. Processing costs as a percentage of sales decreased from 23.4% during the first nine months of 2004 to 20.5% in the first nine months of 2005. This reflects the fact that processing costs are relatively fixed. General administrative and development costs are also relatively fixed within the current revenue range. However, such costs as a percentage of sales during the third quarter of 2005 were 46.3%, up from 41.7% in the third quarter of 2004. This was largely due to increased non-recurring expenses (approximately $40,000) during the third quarter of 2004. Such costs included attainment of ISO certification, installation of a new dosimetry system and the planned construction of a new warehouse. During the first nine months of 2005, general administrative and development costs as a percentage of sales were 46.2% compared to 53.8% during the first nine months of 2004. The Company reduced its outstanding debt by $100,000 during the first nine months of 2005 and currently owes approximately $755,000 in total debt.
The Company currently has cash of $411,149 and accounts receivable of $272,032. A large portion of this cash will be used in the next several months to purchase additional Cobalt energy source needed to accommodate continuing customer growth. The Company does not anticipate incurring any additional debt as a result of this Cobalt purchase.

Management anticipates increased revenue during the last quarter of 2005 based on growing customer demand, particularly from medical customers. General administrative and development costs are expected to increase during the fourth quarter of 2005 due to expenditures associated with the installation of a new dosimetry system and the planned construction of a new warehouse. These are largely one-time costs. The new dosimetry system will provide greater efficiency and the warehouse will free space in the existing facility to accommodate customer growth. The new warehouse will be leased to a large, existing customer and revenue from the lease will offset financing and construction costs. Management believes base revenues will continue to grow and exceed expenses during the remainder of 2005.

Liquidity and Capital Resources
-------------------------------
As of September 30, 2005, the Company has cash of $411,149 and accounts receivable of $272,032.





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

Date: October 31, 2005                FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer