Form 10KSB
period 2005-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2006-03-29
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 2005

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Registrant's operating revenues for its most recent fiscal year were $1,703,556.

    As of March 1, 2006, 11,003,038 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (7,671,356 shares) was approximately $6,443,939 based on the market price at that date.


                    DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 22, 2006.


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

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits and Reports on Form 8-K

Item 14    Principle Accounting Fees and Services
















                              PART I

Item 1.   Description of Business

     Food Technology Service, Inc., (the "Company") was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida, that uses gamma radiation produced by Cobalt 60. The Company provides contract sterilization services to the medical device, food and consumer goods industries. The Company also irradiates packaging, spices and ingredients. The Company's revenue for 2005 (approximately $1,703,556) resulted primarily from the processing of medical items and food. The Company continues to diversify its customer base, however three customers accounted for approximately 60% of revenues in 2005.

     During the past two years, the Company has aggressively pursued sterilization of medical devices to increase its customer base. Medical device manufacturing is expanding rapidly due to improvements in medical technology and an aging population structure in the U.S. In 2005, the Company was certified to ISO standards for radiation sterilization of medical devices, which is especially important for potential customers exporting medical products to the EU and Canada. Medical device sterilization represented about 62% of revenues in 2005.

     Food irradiation is a proven technology that can prevent food-borne illness or prevent the spread of insect pests. The process is supported by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the World Health Organization, the American Medical Association, the American Dietetic Association and other governmental and scientific organizations. Food irradiation is a developing segment of the irradiation industry and the Company is well-positioned to take advantage of future growth in this area. Food irradiation was responsible for about 27% of revenues in 2005.

     Although the Company focuses on medical sterilization and food irradiation, the Company has and will continue to take advantage of profitable opportunities to irradiate other products. In particular, the Company irradiates packaging, cosmetic ingredients, horticultural items and consumer goods. Such items accounted for about 11% of 2005 revenues.

Processing Plant Operations

Procedures

     Products to be irradiated are placed on a conveying system that moves the items past the Cobalt 60 source at a rate that is dependent on the required dose. The dose is also related to the density of the product and the strength of the Cobalt 60 source. The actual dose received by a product is verified through dosimeters placed on the product. The Company produces a detailed record of the irradiation process for each product and maintains an extensive quality assurance program. The process cannot make products radioactive just as a dental x-ray does not make the patient's teeth radioactive.

Personnel

     As of December 31, 2005, the Company had ten employees.

Cobalt 60 Supply

    The level of radioactive energy of Cobalt 60 declines at approximately
1% per month, and new Cobalt 60 must be purchased at intervals to accommodate this decrease in energy as well as customer growth. MDS Nordion is the Company's supplier of Cobalt 60 and has agreed to accept the return of all Cobalt 60 that has reached the end of its useful life. Cobalt 60 is available from one other source. See "Agreements with MDS Nordion" below.

Plant Safety and Regulatory Matters

     Although a radiation source does require special handling, the necessary precautions are implemented in regulations and practiced daily at the Company and numerous other irradiation plants worldwide. The Company's irradiation processing activities do not produce harmful solid, liquid or gas effluents or pollutants. As a result of long experience in designing and operating similar types of irradiation facilities, the necessary precautions for worker safety in an irradiation facility are well regulated by the U.S. Nuclear Regulatory Commission through the Florida Department of Health. The Florida Department of Health licenses the facility and inspects it on a regular basis. The facility is also inspected by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and the Florida Department of Agriculture and Consumer Services. The notified body for certification to ISO standards also audits the facility regularly.

Agreements with MDS Nordion

     The Company, in September 1990, entered into an agreement with MDS Nordion whereby MDS Nordion agreed to provide irradiation equipment and Cobalt 60 to the Company necessary to operate its irradiation facility. In order to secure payment of the purchase price, additional loans and future advances and interest at prime plus 1%, the Company and MDS Nordion executed a Convertible Debenture and Security Agreement, both dated January 15, 1992. The balance of the debt, including interest at December 31, 2005 was $733,741.

     On October 22, 1991 the Company entered into a Reimbursement and Indemnity Agreement with MDS Nordion whereby MDS Nordion assisted the Company in obtaining a surety bond in the sum of $600,000 in order to meet State of Florida facility permit bonding requirements. In connection therewith the Company agreed to reimburse MDS Nordion for any liability and expense which MDS Nordion may sustain as a result of its commitments to the bond issuer and secured such obligation under a Mortgage and Security Agreement dated October 22, 1991. The bond continues to be in effect.

     By agreements dated March 6, 2001, April 17, 2001, May 18, 2001 and November 20, 2001, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. MDS Nordion has waived its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2007.

     In addition to Cobalt 60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of Cobalt 60 at the Company's facility in anticipation of the Company's future needs. At the end of 2005, there were approximately 962,726 curies of Cobalt 60 both owned and stored at the Company's facility. Title in and to 193,923 curies of Cobalt 60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.

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

     The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 2,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell.
The Company's irradiation processing plant consists of a radiation source, an automated conveying system and operating safety controls. The heart of the plant is the radiation source. Within the processing chamber, a water-filled pool, approximately 28 feet deep, is used to shield and store the radiation source in the "off" position. The pool is enclosed in a radiation proof chamber, a double safeguard against the escape of any radiant energy. The concrete walls and roof of the processing chamber are approximately 6 feet thick and, during the times that the source is out of the pool in the "on" positions will provide safe shielding of adjacent areas such as the control room, work floor, offices and outdoor grounds. The control room contains operating and safety controls. The conveying system is used to transport products to and from the processing chamber.
The Company's facility is designed to operate 24 hours per day, seven days per week. Although the Company currently has available approximately 962,726 curies of Cobalt 60, the facility is designed to meet international standards of radiation protection with an installed source of 7,000,000 curies. The capacity of the source racks, however, will only permit a maximum of 5,000,000 curies of Cobalt 60 to be installed and the current license from the State of Florida allows a maximum of 4,500,000 curies of Cobalt 60.

     As indicated in Item 1, substantially all of the assets of the Company are pledged as collateral against the obligation to MDS Nordion.

Item 3.   Legal Proceedings

     None

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

                                                        BID PRICES
                                                        ----------
         2004                                          High      Low
         ----                                          ----      ---
     First Quarter                                     $2.65   $1.05
     Second Quarter                                     2.90    1.03
     Third Quarter                                      1.18     .71
     Fourth Quarter                                     2.70     .81



         2005                                          High      Low
         ----                                          ----      ---
     First Quarter                                     $1.45   $1.08
     Second Quarter                                     1.20     .95
     Third Quarter                                      1.20     .85
     Fourth Quarter                                     1.20     .70

(b) As of December 31, 2005, the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(c) The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6.   Management's Discussion and Analysis

Plan of Operations

     Food Technology Service, Inc. had revenue of $1,703,556 in 2005. This is an increase of 29% over 2004 revenue of $1,318,268. The Company had a profit of $138,849 in 2005 compared to a loss of ($105,731) in 2004. During the fourth quarter of 2005, the Company had revenues of $458,280 and a profit of $34,087. This compares to revenues of $350,471 and a loss of ($757) during the fourth quarter of 2004. Revenues increased by about 30% in the fourth quarter of 2005 compared to the same period in 2004.

     Management attributes increased revenue to a growing customer base made up of companies that regularly require irradiation of products. Prior to 2004, revenues were impacted by large intermittent customers that used the Company's services unpredictably. The Company has devoted significant effort to expanding the base of customers requiring service on a regular basis. No large intermittent customers have required services since the fourth quarter of 2003 and the company has been profitable in each of the four most recent quarters. Revenue from base customers grew by about $450,000 in 2004 and $385,000 in 2005 and management expects similar increases in 2006.


     Processing costs as a percentage of sales decreased from 27.3% during 2004 to 25.9% in 2005. This reflects the fact that processing costs are relatively fixed. General administrative and development costs are also relatively fixed within the current revenue range. During 2005, general administrative and development costs as a percentage of sales were 41.5% compared to 47.9% during 2004. The Company reduced its outstanding debt by $100,000 during 2005 and currently owes approximately $733,741 in total debt. At the end of 2005, the Company had cash on hand of $524,731. A large portion of that cash was used during the first quarter of 2006 to purchase additional Cobalt energy source needed to accommodate continuing customer growth. The Company did not incur any additional debt as a result of that Cobalt purchase.

     During 2005, the Company initiated several projects to enhance our capacity to attract customers. These included hiring a full-time quality assurance manager and installation of a new dosimetry system used to verify product dosages. In September, 2005 the Company was certified as meeting ISO 13485:2003 standards for the provision of radiation sterilization services of medical devices. Many potential customers export their medical products to Canada and the European Union where regulations require manufacturers and their suppliers to have quality systems certified to ISO 13485 standards. In December, 2005 the Company obtained a loan of $249,900 to construct an approximately 8000 square foot warehouse on Company-owned property adjacent to the irradiation facility. The total cost of the project is approximately $385,000. The Company has entered into a lease with a current customer that will allow that customer to store and ship their products from that warehouse and avoid shipping expenses to a remote warehouse after the products are sterilized. In addition to providing revenue to cover construction and loan costs, the arrangement will free space in the existing facility to devote to current and future customers. The new warehouse is expected to be completed during the second quarter of 2006.

Liquidity and Capital Resources

     At December 31, 2005, the Company had cash on hand of approximately $524,731. At December 31, 2005, the Company's outstanding debt to MDS Nordion amounted to $733,741 which is evidenced by a Debenture and Security Agreement. The debt, which includes interest of $370,547, bears interest at prime plus 1%. Such debt is due and payable on demand.

Item 7.    Financial Statements

     Reference is made to the Company's Financial Statements included herewith.

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     None.

Item 8(a) Controls and Procedures

     The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005 (the "Evaluation Date"). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company, were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

     There were no changes in the internal controls over financial reporting during the fourth quarter ended December 31, 2005 that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company.

    Reference is made to the Company's Proxy Statement to be used in conjunction with the 2006 Annual Shareholders Meeting scheduled to be held on May 22, 2006.

Item 10.   Executive Compensation

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2006 Annual Shareholders Meeting scheduled to be held on May 22, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2006 Annual Shareholders Meeting scheduled to be held on May 22, 2006.

Item 12.   Certain Relationships and Related Transactions

     See Item 1 Business-"Agreements with MDS Nordion."


Item 13.   Exhibits and Report on Form 8-K

   (a)  Exhibits
        --------
     (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18
         (File No. 33-36838-A).
     (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No.
         33-36838-A).
    (10) Agreements entered into by the Company with MDS Nordion
              *(a) Reimbursement and Indemnity Agreement dated October 22, 1991 *(b) Agreement dated December 11, 1991
              *(c) Debenture dated January 15, 1992
              *(d) Copy of Security & Mortgage Agreement dated January 15, 1992 *(e) Financing Agreement dated February 21, 1992
              *(f) Security Agreement dated February 21, 1992
             **(g) Letter Agreement dated March 31, 1994 and April 13, 1994
            ***(h) Modification Agreement
    (14) Code of Ethics****.
    (31) Rule 13a-14(a)/15d-14(a) Certifications*****
    (32) Section 1350 Certification*****

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

    *** Reference is made to Exhibit 10(h) included in the Company's Form
        10-KSB Report filed for the year ended December 31, 2000

   **** Reference is made to Exhibit 14 included in the Company's Form
        10-KSB Report filed for the year ended December 31, 2003

  ***** Filed herewith.

   (b) Reports on Form 8-K
       -------------------

         On October 25, 2005, the Company filed Form 8-K announcing that it had received a letter from the Nasdaq Stock Market, dated October 20, 2005, notifying the Company of its failure to maintain a minimum bid price of $1.00 over the preceding thirty (30) consecutive trading days as required by Nasdaq Marketplace Rule 4310(c)(4).

Item 14.    Principle Accounting Fees and Services

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2006 Annual Shareholders Meeting scheduled to be held on May 22, 2006.





























                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th of March 2006.

                                 FOOD TECHNOLOGY SERVICE, INC.

                                 By: /S/Richard G. Hunter, Ph.D.
                                    ---------------------------
                                     Richard G. Hunter, Ph.D.
                                     Chief Executive Officer and
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

   Name                                Title                     Date
   ----                                -----                     ----

 /S/Richard G. Hunter, Ph.D.         Director                March 29, 2006
---------------------------
Richard G. Hunter, Ph.D.

 /S/ Samuel Bell                     Director                March 29, 2006
---------------------------
Samuel Bell

 /S/ John Corley                     Director                March 29, 2006
---------------------------
John Corley

 /S/ David Nicholds                  Director                March 29, 2006
---------------------------
David Nicholds

 /S/ John T. Sinnott                 Director                March 29, 2006
---------------------------
John T. Sinnott, M.D., F.A.C.P

 /S/ Ronald Thomas                   Director                March 29, 2006
---------------------------
Ronald Thomas











                        FOOD TECHNOLOGY SERVICE, INC.

                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants

Financial Statements:

Balance Sheet - December 31, 2005 and 2004

Statement of Operations - Years Ended December 31, 2005, 2004 and 2003

Statement of Stockholders' Equity - Years Ended December 31, 2005, 2004 and 2003

Statement of Cash Flows - Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements






































                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
  and Stockholders
Food Technology Service, Inc.

     We have audited the accompanying balance sheet of Food Technology Service, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food
Technology Service, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.








FAIRCLOTH & ASSOCIATES, P.A.

Tampa, Florida
February 14, 2006,
Except for  the second
paragraph of Note B for which
the date is March 11, 2006



                        FOOD TECHNOLOGY SERVICE, INC.
                             BALANCE SHEETS


                                                  December 31,
                                               2005          2004
                                               ----          ----


                              ASSETS

Current Assets:
  Cash                                      $524,731       $231,877
  Accounts Receivable                        286,951        135,946
  Prepaid expenses                            20,949          5,557
                                            --------       --------


    Total Current Assets                     832,631        373,380
                                            --------       --------


Property and Equipment:

  Building                                  2,883,675     2,883,675
  Cobalt                                    2,675,756     2,675,756
  Furniture and Equipment                   1,764,623     1,739,717
  Less:  Accumulated Depreciation          (4,479,056)   (4,112,815)
                                            ---------     ---------


                                            2,844,998     3,186,333

  Land                                        171,654       171,654
                                            ---------     ---------

    Total Property and Equipment            3,016,652     3,357,987
                                            ---------     ---------


Other Assets:
  Utility Deposit                               5,000         5,000
  Loan Costs                                   11,429             -
                                           ----------     ---------

    Total Other Assets                         16,429         5,000
                                           ----------    ----------

    Total Assets                           $3,865,712    $3,736,367
                                           ==========    ==========





                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                              BALANCE SHEETS


                                                    December 31,
                                               2005               2004
                                               ----               ----


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts Payable and
       Accrued Liabilities                   $ 28,589           $ 18,035
  Financing Agreement Payable                 733,741            782,899
                                            ----------          --------
      Total Current Liabilities               762,330            800,934
                                            ----------          --------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
   20,000,000 Shares, Outstanding
   11,003,038 Shares in 2005 and
   11,001,038 in 2004                         110,030            110,010


  Paid-In Capital                          11,976,657         11,975,577
  Deficit                                  (8,983,305)        (9,122,154)
                                           ----------         ----------

                                            3,103,382          2,963,433


Less-Common Stock Issued for Receivables          -              (28,000)
                                           ----------          ---------

      Total Stockholders' Equity            3,103,382          2,935,433


Commitments and Contingencies
  (Notes B, G  and H)                             -                  -
                                           ----------          ---------
      Total Liabilities and
            Stockholders' Equity           $3,865,712         $3,736,367
                                           ==========         ==========









                        SEE NOTES TO FINANCIAL STATEMENTS

                       FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENT OF OPERATIONS


                                                Year Ended
                                                December 31,
                                2003                2004                 2005
                                ----                ----                 ----



Net Sales                   $1,875,994           $1,318,268          $1,703,556
                            ----------           ----------          ----------
Processing Costs               385,177              359,286             441,897

Selling, General and
  Administrative               650,335              631,258             707,539

Depreciation                   380,446              384,713             366,241

Interest Expense, Net           62,556               48,742              49,030
                            ----------           ----------          ----------
                             1,478,514            1,423,999           1,564,707
                            ----------           ----------          ----------

Income (Loss) before
     Income Taxes              397,480             (105,731)            138,849

Income Taxes                   151,000                                   41,700
                            ----------           ----------          ----------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                   246,480             (105,731)             97,149

Benefit of Tax
  Loss Carryovers              151,000                                   41,700
                            ----------           ----------          ----------
  Net Income (Loss)           $397,480            ($105,731)           $138,849
                            ==========           ==========          ==========
Net Income (Loss) Per
  Common Share                  $0.036              $(0.010)             $0.013
                            ==========           ==========          ==========













                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY


                                    Common          Paid-In
                                     Stock          Capital          Deficit
                                    ------          -------          -------


Balance, December 31, 2002          $110,010      $11,975,577     ($9,413,903)


  Net Income for Year                                                 397,480
                                    --------       ----------      ----------
Balance, December 31, 2003           110,010       11,975,577      (9,016,423)


  Net Loss for Year                                                  (105,731)
                                    --------       ----------      ----------

Balance, December 31, 2004           110,010       11,975,577      (9,122,154)

  Issuance of 2,000 Shares
  Upon exercise of stock
  options                                 20            1,080
  Net Income for Year                                                 138,849
                                    --------       ----------      ----------

Balance, December 31, 2005          $110,030      $11,976,657     ($8,983,305)
                                    ========       ==========      ==========

























                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENT OF CASH FLOWS

                                             Year Ended December 31,
                                      2003              2004             2005
                                      ----              ----             ----

Cash Flows from Operations:
  Cash Received from Customers   $1,927,395        $1,334,732       $1,552,551
  Interest Paid                     (15,983)
  Cash Paid for Operating
    Expenses                     (1,034,605)       (  981,365)      (1,124,462)
                                 ----------        ----------       ----------
                                    876,807           353,367          428,089
Cash Flows from Investing:
  Purchase of Equipment and Cobalt (861,155)          (10,900)         (24,906)
                                 ----------        ----------       ----------
                                   (861,155)          (10,900)         (24,906)

Cash Flows from Financing Activities:
  Loan Costs Paid                                                      (11,429)
  Proceeds from Sale of
    Common Stock                                                         1,100
  Payment of Loans                                   (200,000)        (100,000)
                                 ----------         ----------       ----------
                                                     (200,000)        (110,329)

Net Increase (Decrease) in Cash      15,652           142,467          292,854

Cash at Beginning of Year            73,758            89,410          231,877
                                 ----------        ----------       ----------
Cash at End of Year                $ 89,410          $231,877         $524,731
                                 ==========        ==========       ==========

Reconciliation of Net Loss to Net Cash
  Provided (Used) by Operations:
  Net Income (Loss)                $397,480         ($105,731)        $138,849

Adjustments to Reconcile
  Net Income (Loss) to Cash
    Provided or Used:
  Depreciation                      380,446          384,713           366,241
  Non Cash Payments of Interest
     and Salaries                    74,573           76,742            78,842
  (Increase)Decrease in Receivables  51,400           16,674          (151,005)
  (Increase) Decrease in Prepaids    16,070           (2,867)          (15,392)
  Increase (Decrease) in
     Payables and Accruals          (43,162)         (16,164)           10,554
                                 ----------        ----------       ----------
Net Cash Provided (Used) by
     Operating Activities          $876,807         $353,367          $428,089
                                 ==========        =========        ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                         STATEMENT OF CASH FLOWS


Supplemental schedule of non-cash investing and financing activities.

The Company converted $46,573, $48,742 and $50,842 of interest expense to debt in 2003, 2004, and 2005 respectively.

Also receivables of $28,000 per year were forgiven for services in 2003, 2004 and 2005 (See Note B).












































                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005

Note A - Summary of Significant Accounting Policies:

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Nature of Business

The Company was organized in December 1985 and is engaged in the business of operating a gamma irradiation facility using Cobalt 60 to extend the shelf life of and/or disinfect fruits, vegetables and meat products and for the sterilization of medical, surgical, pharmaceutical and packaging materials.

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

4.  Revenue Recognition

Revenues are recorded after the Company's performance obligation is completed and product has been processed in accordance with the customer's specifications.

5.  Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs have not been significant to date.
















                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005

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

7.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share are not presented because the result of using common stock equivalents in the computation is antidilutive.

8.  Comprehensive Income

The only component of comprehensive income the Company has is net income.

9. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note E). The Company accounts for these plans under the recognition and measurement principles of APB No. 25, and related interpretations. Accordingly, compensation expense is recognized only when options are granted at an exercise price below the market price at date of grant.

If the fair value method described in SFAS No. 123 (R) had been adopted, the net impact on the 2003, 2004, and 2005 net income would not have been material. As required by FASB 123 (R) the Company plans to apply the Statement in December 2006.










                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005



Note B - Receivable from President and Employment Contract:

Pursuant to an employment agreement the Company issued 80,000 shares of common stock to its President for a receivable of $112,000. Such amount was forgiven and charged to expense over a four year period from September 1, 2001 through August 31, 2005. The receivable was recorded as a reduction to equity prior to being expensed as earned.

On March 11, 2006 the Board of Directors extended the President's employment contract for five years commencing September 1, 2006 at an annual salary of $110,000 plus options to purchase 400,000 shares of the Company's common stock at $.81 per share over such period.


Note C    Financing Agreement:

Convertible Financing agreement to MDS Nordion
due on demand plus interest at 1% over prime             $  363,194

Non-convertible accrued interest                            370,547
                                                         ----------
                                                         $  733,741
                                                        ===========

At December 31, 1999 the Company owed MDS Nordion, $378,598 (payable in Canadian currency), $375,732 in cash advances and $200,146 in accrued interest totaling $954,476. Such debt was all due January 5, 2001.























                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005

Note C   Financing Agreement (continued):

On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at February 4, 2000 was $963,194 in U.S. dollars, which included $22,114 accrued interest. The parties further agreed that the payable debt, interest accruing thereon, and any future advances remain, at MDS Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. MDS Nordion has agreed to waive its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2007.

All assets of the Company collateralize all sums advanced by the supplier, including accrued interest.

Note D - Income Taxes:

The Company has unused operating loss carry forwards available at December 31, 2005 of $8,841,961 for tax and financial reporting purposes. The loss carry forwards expire as follows:

                                    Amount
           Year                     Tax                      Book
           ----                     ---                      -----
           2006           $       20,934            $        2,204
           2007                1,352,015                 1,352,015
           2008                1,297,455                   945,703
           2009                1,239,590                 1,239,696
           2010                1,262,386                 1,292,314
           2011                1,048,800                 1,065,209
           2012                  688,497                   983,017
           2018                  647,342                   573,699
           2019                  840,410                   881,875
           2020                   86,215                   147,912
           2022                  256,356                   256,356
           2024                  101,961                   101,961
                           -------------             -------------
                           $   8,841,961             $   8,841,961
                           =============             =============

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2005 and 2004 were as follows:







                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005

Note D   Income Taxes (continued):
                                         2005                 2004
                                         ----                 ----
Net operating loss carry forwards    $3,327,230            $3,378,116
                                     ----------            ----------
        Net deferred tax assets       3,327,230             3,378,116
                                     ----------            ----------
        Less - Reserve               (3,327,230)           (3,378,116)
                                     ----------            ----------
                                     $        0            $        0
                                     ==========            ==========

The net deferred tax assets have been fully reserved because there is less than a 50% chance that they will be utilized.

Note E - Stock Purchase Warrants and Stock Options:

On June 23, 2000 the Stockholders approved the 2000 Incentive and
Non-Statutory Stock Option Plan (the 2000 Plan).

The Plan is administered by the Board of Directors who are authorized to grant incentive stock options (ISO's) or non-statutory options (NQO's), to Officers and employees of the Company and for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 500,000 shares. Options under this plan were granted as follows:

                     2001      202,000
                     2002       20,000
                     2003       60,000
                     2004         None
                     2005       47,000

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





                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005


Note E - Stock Purchase Warrants and Stock Options (continued):

On February 9, 1999 the Board of Directors approved an option plan for non-employee Directors. Such plan, as amended on May 18, 2000, grants options to Directors on the date a Director is elected at the average quoted market price for the five days preceding the date of grant. Such options may be exercised after one year. The plan was further amended on March 1, 2001 to grant each non-employee Director options to purchase 6,000 shares annually at the market value on the date of grant. On May 2, 2002 and May 21, 2003 options to purchase 18,000 shares at $.91 and $1.02 per share, respectively, were granted to three Directors and on May 26, 2004 an option to purchase 6,000 shares at $1.24 per share was granted to a Director. On May 25, 2005 options to purchase 28,000 shares at $1.03 per share were granted to three directors.

Changes that occurred in options and warrants outstanding are summarized below:


                                 2005                2004                2003
                                 ----                ----                ----
                              Average              Average              Average
                              Exercise             Exercise             Exercise
                     Shares     Price     Shares     Price     Shares     Price
Outstanding at
beginning of year    250,856   $1.45     293,056    $1.90     216,556     $1.90

Granted               47,000   $1.03       6,000    $1.24      78,000     $0.99

Exercised             (2,000)  $0.55          -         -          -          -

Expired/canceled     (50,856)  $2.16     (48,200)   $2.43      (1,500)    $0.55
                    --------   -----    --------    -----     -------     -----
Outstanding at
end of year          245,000   $1.08     250,856    $1.45     293,056     $1.90
                    ========   =====     =======    =====     =======     =====
Exercisable at
end of year          158,000   $1.30     174,856    $1.54     124,556     $1.81















                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005

Note F - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, MDS Nordion owns approximately 29.32% of the Company's outstanding common stock (see Note C for financing arrangements).

During 2003 the Company purchased 600,000 curies of Cobalt 60 from MDS Nordion for $861,155 in cash and on February 8, 2006 the Company purchased an additional 195,139 curies for $394,839 in cash.

Note G - Concentration and Credit Risk:

Although the Company continues to diversify its customer base three customers accounted for approximately 60% of revenues in 2005.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals.

Note H - Commitments and Contingencies:

On November 18, 2005 the Company entered into a loan agreement to borrow $249,900 from a Credit Union. Such loan will be funded during 2006 and the proceeds will be used to construct a warehouse at the Company's existing facility. The loan will bear interest at 6.75% payable interest only through November 2006 at which time the loan will become payable in 60 installments plus interest at the five year Treasury index rate plus 2.75%. The loan will be collateralized by a mortgage on the property and assignment of rental payments from a lease to be entered into with a major customer.

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