Form 10KSB/A
period 2005-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2006-03-31
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB/A
                           (amendment no. 1)
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

Item 6.   Management's Discussion and Analysis

Plan of Operations

     Food Technology Service, Inc. had revenue of $1,703,556 in 2005. This is an increase of 29% over 2004 revenue of $1,318,268. The Company had a profit of $138,849 in 2005 compared to a loss of $(105,731) in 2004. During the fourth quarter of 2005, the Company had revenues of $458,280 and a profit of $34,087. This compares to revenues of $350,471 and a loss of $(757) during the fourth quarter of 2004. Revenues increased by about 30% in the fourth quarter of 2005 compared to the same period in 2004.

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
                                           ==========         ==========









                        SEE NOTES TO FINANCIAL STATEMENTS

                       FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENT OF OPERATIONS


                                                Year Ended
                                                December 31,
                                2003                2004                 2005
                                ----                ----                 ----



Net Sales                   $1,875,994           $1,318,268          $1,703,556
                            ----------           ----------          ----------
Processing Costs               385,177              359,286             441,897

Selling, General and
  Administrative               650,335              631,258             707,539

Depreciation                   380,446              384,713             366,241

Interest Expense, Net           62,556               48,742              49,030
                            ----------           ----------          ----------
                             1,478,514            1,423,999           1,564,707
                            ----------           ----------          ----------

Income (Loss) before
     Income Taxes              397,480             (105,731)            138,849

Income Taxes                   151,000                                   41,700
                            ----------           ----------          ----------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                   246,480             (105,731)             97,149

Benefit of Tax
  Loss Carryovers              151,000                                   41,700
                            ----------           ----------          ----------
  Net Income (Loss)           $397,480            $(105,731)           $138,849
                            ==========           ==========          ==========
Net Income (Loss) Per
  Common Share                  $0.036              $(0.010)             $0.013
                            ==========           ==========          ==========













                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY


                                    Common          Paid-In
                                     Stock          Capital          Deficit
                                    ------          -------          -------


Balance, December 31, 2002          $110,010      $11,975,577     $(9,413,903)


  Net Income for Year                                                 397,480
                                    --------       ----------      ----------
Balance, December 31, 2003           110,010       11,975,577      (9,016,423)


  Net Loss for Year                                                  (105,731)
                                    --------       ----------      ----------

Balance, December 31, 2004           110,010       11,975,577      (9,122,154)

  Issuance of 2,000 Shares
  Upon exercise of stock
  options                                 20            1,080
  Net Income for Year                                                 138,849
                                    --------       ----------      ----------

Balance, December 31, 2005          $110,030      $11,976,657     $(8,983,305)
                                    ========       ==========      ==========

























                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENT OF CASH FLOWS

                                             Year Ended December 31,
                                      2003              2004             2005
                                      ----              ----             ----

Cash Flows from Operations:
  Cash Received from Customers   $1,927,395        $1,334,732       $1,552,551
  Interest Paid                     (15,983)
  Cash Paid for Operating
    Expenses                     (1,034,605)       (  981,365)      (1,124,462)
                                 ----------        ----------       ----------
                                    876,807           353,367          428,089
Cash Flows from Investing:
  Purchase of Equipment and Cobalt (861,155)          (10,900)         (24,906)
                                 ----------        ----------       ----------
                                   (861,155)          (10,900)         (24,906)

Cash Flows from Financing Activities:
  Loan Costs Paid                                                      (11,429)
  Proceeds from Sale of
    Common Stock                                                         1,100
  Payment of Loans                                   (200,000)        (100,000)
                                 ----------         ----------       ----------
                                                     (200,000)        (110,329)

Net Increase (Decrease) in Cash      15,652           142,467          292,854

Cash at Beginning of Year            73,758            89,410          231,877
                                 ----------        ----------       ----------
Cash at End of Year                $ 89,410          $231,877         $524,731
                                 ==========        ==========       ==========

Reconciliation of Net Loss to Net Cash
  Provided (Used) by Operations:
  Net Income (Loss)                $397,480         $(105,731)        $138,849

Adjustments to Reconcile
  Net Income (Loss) to Cash
    Provided or Used:
  Depreciation                      380,446          384,713           366,241
  Non Cash Payments of Interest
     and Salaries                    74,573           76,742            78,842
  (Increase)Decrease in Receivables  51,400           16,674          (151,005)
  (Increase) Decrease in Prepaids    16,070           (2,867)          (15,392)
  Increase (Decrease) in
     Payables and Accruals          (43,162)         (16,164)           10,554
                                 ----------        ----------       ----------
Net Cash Provided (Used) by
     Operating Activities          $876,807         $353,367          $428,089
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

If the fair value method described in SFAS No. 123 (R) had been adopted, the net impact on the 2003, 2004, and 2005 net income would not have been material. As required by FASB 123 (R) the Company plans to apply the Statement in January 2006.










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

All assets of the Company (except for the warehouse and land mentioned in Note
H) collateralize all sums advanced by the supplier, including accrued interest.

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

Note H - Commitments and Contingencies:

On November 18, 2005 the Company entered into a loan agreement to borrow $249,900 from a Credit Union. Such loan will be funded during 2006 and the proceeds will be used to construct a warehouse at the Company's existing facility. The loan will bear interest at 6.75% payable interest only through November 2006 at which time the loan will become payable in 60 installments plus interest at the five year Treasury index rate plus 2.75%. The loan will be collateralized by a mortgage on the portion of the property where the warehouse is located and assignment of the rental payments from a lease agreement entered into with a major customer. Under the terms of the five year lease, monthly rental payments of $3,333 will commence on the date of issuance of the certificate of occupancy which is estimated to be on or about April 2006. The tenant has an option to renew the lease for 5 additional periods of one year each.