Form 10QSB
period 2006-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2006-05-12
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2006    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


                       Outstanding as of March 31, 2006 and December 31, 2005

      Class                               2006                  2005
      -----                               ----                  ----
Common Stock $.01 Par Value        11,003,038 Shares      11,003,038 Shares

















                        FOOD TECHNOLOGY SERVICE, INC.

                              BALANCE SHEETS
                                                   MARCH 31, DECEMBER 31,
                                                     2006         2005
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   209,532    $ 524,731
  Accounts Receivable                                 301,585      286,951
  Prepaid Expenses                                     47,138       20,949
                                                   ----------   ----------
     Total Current Assets                             558,255      832,631
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            3,100,973    2,675,756
  Furniture and Equipment                           1,768,676    1,764,624
  Building                                          2,884,475    2,883,675
  Less Accumulated Depreciation                    (4,574,543)  (4,479,057)
                                                   ----------   ----------
      Total Property & Equipment                    3,179,581    2,844,998

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                           11,429       11,429
                                                   ----------   ----------
      Total Other Assets                               16,429       16,429
                                                   ----------   ----------

Total Assets                                      $ 3,925,919  $ 3,865,712
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expense            $    23,270  $    28,589
  Financing Agreement and Debenture Payable           748,979      733,741
                                                   ----------   ----------
     Total Current Liabilities                        772,249      762,330
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value,
  20,000,000 shares authorized,
    11,003,038 shares outstanding on
    March 31, 2006 and 11,003,038 shares
    outstanding on December 31, 2005                  110,030      110,030
  Paid in Capital                                  11,976,657   11,976,657
  Deficit                                          (8,933,017)  (8,983,305)
                                                   ----------   ----------
                                                    3,153,670    3,103,382
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,925,919  $ 3,865,712
                                                   ==========   ==========
 * Condensed from audited financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31,2006 AND 2005

                                                        2006         2005
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 424,095   $ 392,877
Processing Costs:                                       93,246      88,878
                                                     ---------    --------
       Income from Operations                          330,849     303,999

General Administrative and Development                 169,834     177,815
Depreciation                                            95,489      91,885
Interest Expense                                        15,238      12,125
                                                     ---------    --------
Income/(Loss) Before Income Taxes                       50,288      22,174

Income Taxes
  Provision for Income Taxes                            15,086       6,652
  Tax Benefit from Net Operating Loss                  (15,086)     (6,652)
                                                     ---------    --------
Net Income/(Loss)                                    $  50,288     $22,174
                                                     =========    ========
Net Income/(Loss) per Common Share                      $0.005      $0.002
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.



















                         FOOD TECHNOLOGY SERVICE, INC.


                         STATEMENTS OF CASH FLOWS

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                   March 31, 2006 March 31, 2005
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                            $  409,461      $   330,066
   Interest Received                                       253              383
   Interest Paid                                          -                -
   Cash Paid for Operating Expenses                   (305,321)        (275,174)
                                                      ---------        ---------
                                                       104,393           55,275

Cash Flows from Investing:
   Property & Equipment Purchase                      (419,592)          (3,716)
                                                      ----------      ----------

                                                      (419,592)          (3,716)
Cash Flows from Financing Activities:
   Proceeds from Issue of Stock                            -              1,100
   Repayment of Loans                                      -           (100,000)
                                                      ----------      ----------
                                                           -            (98,900)


Net Increase (Decrease) in Cash                       (315,199)         (47,341)

Cash at Beginning of Period                            524,731          231,877
                                                    ----------       ----------
 Cash at End of Period                                $209,532         $184,536
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income /(Loss)                                $ 50,288         $ 22,174

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        95,489           91,885
   Accrued Interest                                    15,238           12,125
  (Increase) Decrease in Inventories                     -              (1,263)
  (Increase) Decrease in Receivables                  (14,636)         (62,428)
  (Increase) Decrease in Prepaids                     (26,189)         (37,500)
   Increase (Decrease)in Payables and Accruals        (15,797)          30,282
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $104,393          $55,275
                                                   ==========       ==========


Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc., had revenue of $424,095 during the first quarter of 2006. This compares to revenues of $392,877 for the same period in 2005. This is an increase of eight percent. The Company had a profit during the first quarter of 2006 of $50,288 compared to a profit of $22,174 during the first quarter of 2005. This is an increase of 127 percent.

Management attributes increased revenue to a growing demand for sterilization of medical products. During the past several months, the Company has made enhancements to attract manufacturers of medical products. These enhancements include the attainment of certification to ISO 13485:2003 standards in September, 2005 and the installation of additional Cobalt energy source in January, 2006. The additional Cobalt accommodates customer growth by increasing the production capacity of the facility.

Expenses during the first quarter of 2006 were about $3,600 higher than in the same period in 2005. This was primarily due to higher depreciation associated with the additional Cobalt and preventative maintenance performed during the Cobalt installation. The Company used about $415,000 of its cash reserves to purchase and install the Cobalt and incurred no additional debt for that purchase.

Management anticipates increased revenue during the remaining quarters of 2006
based on growing customer demand.   Operating and marketing expenses are
expected to increase slightly due to higher depreciation costs associated with the additional Cobalt and a new warehouse that the Company is constructing.
The warehouse is expected to be completed during the third quarter of 2006 due to general delays in the permitting process for construction projects in central Florida. When completed, the warehouse will be leased to a large customer, which will provide space to accommodate new customers in the existing facility.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2006, the Company has cash on hand of $209,532 and accounts receivable of $301,585.





















                                    PART II
                               OTHER INFORMATION


Item  1      Legal Proceedings

The company is not involved in any legal proceedings.


Item 2-6     Not applicable
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006                  FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer