Form 10QSB
period 2006-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2006-08-14
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended June 30, 2006    Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


      Class                                           June 30, 2006
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,364 shares**

















** reflects 1 for 4 reverse stock split on July 3, 2006

                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS
                                                   JUNE 30,    DECEMBER 31,
                                                     2006         2005
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   269,572    $ 524,731
  Accounts Receivable                                 338,524      286,951
  Prepaid Expenses                                     63,661       20,949
                                                   ----------   ----------
     Total Current Assets                             671,757      832,631
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            3,100,973    2,675,756
  Furniture and Equipment                           1,781,249    1,764,624
  Building                                          2,884,475    2,883,675
  Less Accumulated Depreciation                    (4,673,551)  (4,479,057)
                                                   ----------   ----------
      Total Property & Equipment                    3,093,146    2,844,998

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                           11,429       11,429
                                                   ----------   ----------
      Total Other Assets                               16,429       16,429
                                                   ----------   ----------

Total Assets                                      $ 3,952,986  $ 3,865,712
                                                  ===========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           -----------------------------------
Current Liabilities:
  Accounts Payable and Accrued Expenses           $    33,595  $    28,589
  Financing Agreement and Debenture Payable           765,483      733,741
                                                   ----------   ----------
     Total Current Liabilities                        799,078      762,330
                                                   ----------   ----------
Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,364 shares issued on
    June 30, 2006 and 2,750,760 shares
    outstanding on December 31, 2005 **                27,564       27,508
  Paid in Capital                                  12,059,123   12,059,179
  Deficit                                          (8,914,288)  (8,983,305)
  Treasury Stock, 5,155 shares at cost             (   18,491)         -
                                                   ----------   ----------
                                                    3,153,908    3,103,382
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 3,952,986  $ 3,865,712
                                                   ==========   ==========
 * Condensed from audited financial statements
 ** reflects 1 for 4 reverse stock split on July 3, 2006


                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                        2006         2005
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 437,607   $ 403,166
Processing Costs                                        92,795      81,622
                                                     ---------    --------
       Income from Operations                          344,812     321,544

General Administrative and Development                 210,573     188,625
Depreciation                                            99,008      90,782
Interest Expense                                        16,503      11,794
                                                     ---------    --------
Income Before Income Taxes                              18,728      30,343

Income Taxes
  Provision for Income Taxes                             5,618       9,102
  Tax Benefit from Net Operating Loss                   (5,618)     (9,102)
                                                     ---------    --------
Net Income                                           $  18,728    $ 30,343
                                                     =========    ========
Net Income per Common Share **                          $0.007      $0.011
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
















** reflects 1 for 4 reverse stock split on July 3, 2006

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
           FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 AND 2005

                                                        2006         2005
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                            $ 861,702     $ 795,659
Processing Costs                                       186,041       170,499
                                                     ---------      --------
          Income from Operations                       675,661       625,160

General Administrative and Development                 380,407       366,056
Depreciation                                           194,497       182,668
Interest Expense                                        31,741        23,919
                                                     ---------      --------
Income Before Income Taxes                              69,016        52,517

Income Taxes
  Provision for income taxes                            20,705        15,755
  Tax Benefit from Net Operating loss                  (20,705)      (15,755)
                                                     ---------      --------
Net Income                                          $   69,016    $   52,517
                                                     =========      ========
Net Income Per Common Share**                          $ 0.025      $  0.019
                                                     =========      ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.














** reflects 1 for 4 reverse stock split on July 3, 2006


                         FOOD TECHNOLOGY SERVICE, INC.
                         STATEMENTS OF CASH FLOWS

                                                    Six Months    Six Months
                                                      Ended          Ended
                                                    June 30, 2006 June 30, 2005
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                            $  810,130       $  697,995
   Interest Received                                       915              808
   Interest Paid                                          -                -
   Cash Paid for Operating Expenses                   (605,070)        (561,056)
                                                      ---------        ---------
                                                       205,975          137,747

Cash Flows from Investing:
   Property & Equipment Purchase                      (442,643)        (  3,716)
                                                     ----------       ---------
                                                      (442,643)        (  3,716)

Cash Flows from Financing Activities:
   Proceeds from Issue of Stock                            -              1,100
   Purchase of Treasury Stock                         ( 18,491)          (2,000)
   Repayment of Loans                                      -           (100,000)
                                                     ----------        ---------
                                                      ( 18,491)        (100,900)

Net Increase (Decrease) in Cash                       (255,159)          33,131

Cash at Beginning of Period                            524,731          231,877
                                                    ----------       ----------
 Cash at End of Period                                $269,572        $ 265,008
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income /(Loss)                                $ 69,016        $  52,517

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       194,497          182,668
   Accrued Interest                                    31,741           23,919
  (Increase) Decrease in Inventories                      -                623
  (Increase) Decrease in Receivables                  (51,572)         (97,663)
  (Increase) Decrease in Prepaids                     (42,714)         (53,399)
   Increase (Decrease)in Payables and Accruals          5,007           29,082
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $205,975         $137,747
                                                   ==========       ==========





Management's Analysis of Quarterly Income Statements Operations
----------
Food Technology Service Inc., had revenues of $437,607 during the second quarter of 2006 compared to revenues of $403,166 for the same period in 2005. This is an increase of nearly nine percent. The Company had a profit during the second quarter of 2006 of $18,728 compared to a profit of $30,343 during the second quarter of 2005. For the first half of 2006, the Company had revenues of $861,702 and a profit of $69,016. Revenues during the first half of 2005 were $795,659 and the Company had a profit of $52,517. Revenues increased by eight percent and profits increased by almost 32% in the first half of 2006 compared to the same period in 2005.


Management attributes increased revenue to a growing demand for sterilization of medical products. Although revenue from irradiation of all product categories has increased, the majority of growth is occurring in medical sterilization. Profits during the second quarter of 2006 as compared to the same period in 2005 were diminished by costs associated with the distribution of the annual report and the reverse split of the Company's stock. Fees, printing and similar costs for these activities were about $35,000 in the second quarter of 2006. Approximately $20,000 in additional expense for the reverse split was incurred in the third quarter of 2006.

During the second quarter of 2006, processing costs as a percentage of sales were 21.2%. This compares to 20.3% in the second quarter of 2005. Processing costs as a percentage of sales remained constant. This reflects the fact that processing costs are relatively fixed. General administrative and development costs as a percentage of sales during the second quarter of 2006 were 48.1%. This compares to 46.8% in the second quarter of 2005 and reflects the costs
associated with the annual report and the reverse split.   During the first
half of 2006, general administrative and development costs as a percentage of sales were 44.1% compared to 46% during the first half of 2005. This increase was due to costs associated with the annual meeting and reverse split. Overall, expenses during the first half of 2006 were about $64,000 higher than in the same period in 2005, an increase of nearly 12 percent. This increase was primarily due to the previously described costs for the annual meeting and reverse split, increased depreciation due to the addition of Cobalt energy source in January, 2006 and rising interest rates.

Management anticipates increased revenue during the remaining quarters of 2006
based on growing demand by both food and medical customers.   Management
believes base revenues will continue to exceed expenses during the remainder of 2006.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2006, the Company has cash on hand of $269,572 and accounts receivable of $338,524.









                                   PART II
                               OTHER INFORMATION


Item  1      Legal Proceedings

The company is not involved in any legal proceedings.


Item 2-5     Not applicable

Item 6 The Company filed two Form 8-K Reports during the quarter ended June 30, 2006. The first report was dated June 6 and reported Item 7 (Regulation FD Disclosure), Item 8 (Other Events) and Item 9(Exhibits). The second report was dated June 26 and reported Item 5 (Amendment to Articles), Item 8(Other Events) and Item 9 (Exhibits).



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006                  FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer