Form 10QSB
period 2006-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2006-11-07
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended September 30, 2006    Commission File Number 0-19047
                           --------------

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


      Class                                           September 30, 2006
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,364 shares**















** reflects 1 for 4 reverse stock split on July 3, 2006




                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                     2006         2005
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   347,994    $ 524,731
  Accounts Receivable                                 323,784      286,951
  Prepaid Expenses                                     55,239       20,949
                                                   ----------   ----------
     Total Current Assets                             727,017      832,631
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            3,100,973    2,675,756
  Furniture and Equipment                           1,792,600    1,764,624
  Building                                          2,883,675    2,883,675
  Construction In Progress                            174,863         -
  Less Accumulated Depreciation                    (4,771,657)  (4,479,057)
                                                   ----------   ----------
      Total Property & Equipment                    3,180,454    2,844,998

Land                                                  171,654      171,654

Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                           11,429       11,429
                                                   ----------   ----------
      Total Other Assets                               16,429       16,429
                                                   ----------   ----------

Total Assets                                      $ 4,095,554  $ 3,865,712
                                                  ===========   ==========
























                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                     2006            2005
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------                 ------          ------
                                                    (unaudited)       *

Current Liabilities:
  Accounts Payable and Accrued Expenses           $    40,720  $    28,589
  Financing Agreement and Debenture Payable           783,321      733,741
  Construction Loan Payable                            90,000         -
                                                   ----------   ----------
     Total Current Liabilities                        914,041      762,330
                                                   ----------   ----------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,364 shares issued on
    September 30, 2006 and 2,750,760 shares
    outstanding on December 31, 2005 **                27,564       27,508
  Paid in Capital                                  12,059,123   12,059,179
  Deficit                                          (8,886,683)  (8,983,305)
  Treasury Stock, 5,155 shares at cost             (   18,491)         -
                                                   ----------   ----------
                                                    3,181,513    3,103,382
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 4,095,554  $ 3,865,712
                                                   ==========   ==========








 * Condensed from audited financial statements
 ** reflects 1 for 4 reverse stock split on July 3, 2006















                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                        2006         2005
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 451,915   $ 449,620
Processing Costs                                       109,539      84,700
                                                     ---------    --------
           Income from Operations                      342,376     364,920

General Administrative and Development                 198,827     207,470
Depreciation                                            98,105      92,316
Interest Expense                                        17,839      12,889
                                                     ---------    --------
Income Before Income Taxes                              27,605      52,245

Income Taxes
  Provision for Income Taxes                             8,281      15,674
  Tax Benefit from Net Operating Loss                   (8,281)    (15,674)
                                                     ---------    --------
Net Income                                           $  27,605    $ 52,245
                                                     =========    ========
Net Income per Common Share **                          $0.010      $0.019
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.












** reflects 1 for 4 reverse stock split on July 3, 2006





                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 AND 2005

                                                        2006         2005
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                          $ 1,313,617   $ 1,245,276
Processing Costs                                       295,580       255,200
                                                     ---------      --------
          Income from Operations                     1,018,037       990,076

General Administrative and Development                 579,234       573,523
Depreciation                                           292,602       274,983
Interest Expense                                        49,580        36,808
                                                     ---------      --------
Income Before Income Taxes                              96,621       104,762

Income Taxes
  Provision for Income Taxes                            28,986        31,429
  Tax Benefit from Net Operating loss                  (28,986)      (31,429)
                                                     ---------      --------
Net Income                                          $   96,621    $  104,762
                                                     =========      ========
Net Income Per Common Share**                          $ 0.035      $  0.038
                                                     =========      ========




NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.









** reflects 1 for 4 reverse stock split on July 3, 2006





                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                    Nine Months    Nine Months
                                                       Ended          Ended
                                                   September 30,  September 30,
                                                        2006           2005
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                          $  1,276,784      $ 1,109,790
   Interest Received                                     2,231            1,293
   Interest Paid                                          -                -
   Cash Paid for Operating Expenses                   (899,205)        (816,499)
                                                      ---------        ---------
                                                       379,810          294,584
Cash Flows from Investing:
   Property & Equipment Purchase                      (628,056)        ( 14,412)
                                                     ----------       ---------
                                                      (628,056)        ( 14,412)
Cash Flows from Financing Activities:
   Proceeds from Issue of Stock                            -              1,100
   Proceeds from Borrowing on Loans                     90,000              -
   Purchase of Treasury Stock                         ( 18,491)          (2,000)
   Repayment of Loans                                      -           (100,000)
                                                     ----------        ---------
                                                        71,509         (100,900)
                                                     ----------       ---------

Net Increase (Decrease) in Cash                       (176,737)         179,272

Cash at Beginning of Period                            524,731          231,877
                                                    ----------       ----------
 Cash at End of Period                                $347,994        $ 411,149
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                        $ 96,621        $ 104,762

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       292,602          274,982
   Accrued Interest                                    49,580           36,808
  (Increase) Decrease in Inventories                      -              2,510
  (Increase) Decrease in Receivables                  (36,833)        (136,086)
  (Increase) Decrease in Prepaids                     (34,290)         (33,154)
   Increase (Decrease)in Payables and Accruals         12,130           44,762
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $379,810         $294,584
                                                   ==========       ==========





Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc., had revenues of $451,915 during the third quarter of 2006 compared to revenues of $449,620 for the same period in 2005. The Company had a profit during the third quarter of 2006 of $27,605 compared to a profit of $52,245 during the third quarter of 2005. For the first three quarters of 2006, the Company had revenues of $1,313,617 and a profit of $96,621. Revenues during the first three quarters of 2005 were $1,245,276 and the Company had a profit of $104,762.

Although revenue from irradiation of all product categories has increased, the majority of growth is occurring in medical sterilization. The decrease in profits during these periods was primarily attributable to costs of approximately $50,000 associated with the reverse split of the Company's stock in July, 2006.

During the third quarter of 2006, processing costs as a percentage of sales increased by 5.4% when compared to the third quarter of 2005. During the first three quarters of 2006, processing costs as a percentage of sales increased by 2.0% as compared to the first three quarters of 2005. These increases were due to increased labor costs and an increase in consumable supplies. During the third quarter and the first three quarters of 2006, general administrative and development costs as a percentage of sales decreased slightly as compared to the same periods in 2005.

At the close of the third quarter of 2006, the Company had cash of $347,994 and accounts receivable of $323,784. Management believes base revenues will continue to exceed expenses during the remainder of 2006. Management expects completion of a new warehouse adjacent to the irradiation facility during the fourth quarter of 2006. The new warehouse will be leased to a large, existing customer and revenue from the lease will offset financing and construction costs.


Liquidity and Capital Resources
-------------------------------
As of September 30, 2006, the Company has cash on hand of $347,994 and accounts receivable of $323,784.




















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

Date: November 7, 2006              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer