Form 10KSB/A
period 2005-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2006-11-22
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB/A
                           (amendment no. 2)
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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





























                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 22nd of November 2006.

                                 FOOD TECHNOLOGY SERVICE, INC.

                                 By: /S/Richard G. Hunter, Ph.D.
                                    ---------------------------
                                     Richard G. Hunter, Ph.D.
                                     Chief Executive Officer and
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

   Name                                Title                     Date
   ----                                -----                     ----

 /S/Richard G. Hunter, Ph.D.         Director                November 22, 2006
---------------------------
Richard G. Hunter, Ph.D.

 /S/ Samuel Bell                     Director                November 22, 2006
---------------------------
Samuel Bell

 /S/ John Corley                     Director                November 22, 2006
---------------------------
John Corley

 /S/ David Nicholds                  Director                November 22, 2006
---------------------------
David Nicholds

 /S/ John T. Sinnott                 Director                November 22, 2006
---------------------------
John T. Sinnott, M.D., F.A.C.P

 /S/ Ronald Thomas                   Director                November 22, 2006
---------------------------
Ronald Thomas











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

4.  Revenue Recognition

The only income the Company has is from treating products with Cobalt. Net Sales is the gross income from such processing less returns and allowances, if any.

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

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005

Note A - Summary of Significant Accounting Policies (continued):

6.  Depreciation

Assets other than Cobalt have been depreciated using the straight-line method over the following lives for both financial statement and tax purposes:

     Building                     31.5 Years

     Furniture and Equipment      5-15 Years

The total cost of Cobalt has been depreciated using engineering estimates from published tables under which one-half of the remaining value is written off over 5.26 year periods.

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