Form 10KSB/A
period 2006-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2007-03-30
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                             FORM 10-KSB
                             (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 2006

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The Registrant's operating revenues for its most recent fiscal year were $1,771,914.

    As of March 15, 2007, 2,756,303 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (1,922,969 shares) was approximately $5,018,949 based on the market price at that date.


                    DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 14, 2007.

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

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits and Reports on Form 8-K

Item 14    Principle Accounting Fees and Services
















                              PART I

Item 1.   Description of Business

     Food Technology Service, Inc., (the "Company") was organized as a
Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida, that uses gamma radiation to remove harmful pathogens and spoilage organisms from customer-owned products. The Company provides contract sterilization services to the medical device, food and consumer goods industries. The Company also irradiates packaging, spices and ingredients. The Company's revenue for 2006 ($1,771,914) resulted primarily from the processing of medical items and food. The Company continues to diversify its customer base, however three customers accounted for approximately 64% of revenues in 2006.

     During the past two years, the Company has aggressively pursued sterilization of medical devices to increase its customer base. Medical device manufacturing is expanding rapidly due to improvements in medical technology and an aging population structure in the U.S. In 2005, the Company was certified to International Standards Organization (ISO) standards for radiation sterilization of medical devices, which is especially important for potential customers exporting medical products to the EU and Canada. Medical device sterilization represented about 64% of revenues in 2006.

     Food irradiation is a proven technology that can prevent food-borne illness or prevent the spread of insect pests. The process is supported by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the World Health Organization, the American Medical Association, the American Dietetic Association and other governmental and scientific organizations. Food irradiation is a developing segment of the irradiation industry and the Company is well-positioned to take advantage of future growth in this area. Food irradiation was responsible for about 23% of revenues in 2006.

     Although the Company focuses on medical sterilization and food irradiation, the Company has and will continue to take advantage of profitable opportunities to irradiate other products. In particular, the Company irradiates packaging, cosmetic ingredients, horticultural items and consumer goods. Such items accounted for about 13% of 2006 revenues.

Processing Plant Operations

Procedures

     Products to be irradiated are placed on a conveying system that moves the items past a Cobalt 60 source at a rate that is dependent on the required dose. The dose is also related to the density of the product and the strength of the Cobalt 60 source. The actual dose received by a product is verified through dosimeters placed on the product. The Company produces a detailed record of the irradiation process for each product and maintains an extensive quality assurance program. The process cannot make products radioactive just as a dental x-ray does not make the patient's teeth radioactive.

Personnel

     As of December 31, 2006, the Company had twelve employees.

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

Agreements with MDS Nordion

     The Company, in September 1990, entered into an agreement with MDS Nordion whereby MDS Nordion agreed to sell irradiation equipment and Cobalt 60 to the Company to operate its irradiation facility. To secure payment of the purchase price, the Company and MDS Nordion executed a Convertible Debenture and Security Agreement, both dated January 15, 1992. The balance of the debt, including interest at December 31, 2006 was $801,576.

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

     By agreements dated March 6, 2001, April 17, 2001, May 18, 2001 and November 20, 2001, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. MDS Nordion has waived its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2008.

     In addition to Cobalt 60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of Cobalt 60 at the Company's facility in anticipation of the Company's future needs. At the end of 2006, there were approximately 1,000,733 curies of Cobalt 60 both owned and stored at the Company's facility. Title in and to 170,652 curies of Cobalt 60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.

Item 2.   Description of Properties

     The Company's irradiation facility and executive office are located on an approximately 2.17 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between Central Florida near the major interstate systems. The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's facility is designed to operate 24 hours per day, seven days per week. As of December 31, 2006, the Company had in use approximately 1,000,733 curies of Cobalt 60. The facility is licensed for a maximum of 4,500,000 curies of Cobalt 60 which allows production to be increased significantly, if needed.

     During the fourth quarter of 2006, the Company completed construction of an approximately 8,000 square foot warehouse on 2.17 acres of Company-owned land adjacent to the processing facility. The Company commenced leasing the facility in December to an existing customer under the terms of a 5-year lease.

     As indicated in Item 1, substantially all of the assets of the Company are pledged as collateral against the obligation to MDS Nordion or as collateral to Community First Credit Union for the warehouse loan.

Item 3.   Legal Proceedings

     None

Item 4.   Submission of Matters to a Vote of Security Holders


     None


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

(a) The following table shows the range of closing bid prices for the Company's Common Stock in the NASDAQ Small Cap market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, markdown, or commissions and do not necessarily represent actual transactions.





                                       BID PRICES*
                                       -----------
         2005                                          High      Low
         ----                                          ----      ---
     First Quarter                                     $5.80   $4.32
     Second Quarter                                     4.80    3.80
     Third Quarter                                      4.80    3.40
     Fourth Quarter                                     4.80    2.80



         2006                                          High      Low
         ----                                          ----      ---
     First Quarter                                     $4.16   $3.00
     Second Quarter                                     3.84    2.92
     Third Quarter                                      3.94    2.96
     Fourth Quarter                                     3.46    1.96

*Reflects 1:4 Reverse Stock Split on July 3, 2006

(b) As of December 31, 2006, the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(c) The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6.   Management's Discussion and Analysis

Plan of Operations

     On July 3, 2006, the Company completed a reverse-split of common stock so that every four shares of stock were exchanged for one share. This was done to comply with a NASDAQ rule that require companies to maintain a stock price of at least $1.00. The stock has continuously complied with this rule since the reverse-split.

     In order to comply with SFAS 123R, the Company is reporting the value of stock-options granted in 2006 as an item of expense. These options have been issued to Company employees, certain service providers and Board members and were valued using the Black-Scholes option-pricing model. This action increased expenses in 2006 by $21,693.

     The Company is now reflecting the value of tax-loss carry-forward credits on its financial statements as required by Generally Accepted
Accounting Principles (GAAP). To the extent that future revenues are anticipated to allow their use, these credits represent an asset of the Company. Past revenues have not warranted designating these credits as an asset. However, Management now believes a portion of these credits will be used. The value of these credits was estimated at $650,000 and as required by GAAP, that value will be adjusted quarterly based on actual profits. Assigning a value to these credits increased after-tax net income in 2006 and stockholders equity at December 31, 2006 by $650,000.

     Food Technology Service, Inc. had revenue of $1,771,914 in 2006. This is an increase of 4% over 2005 revenue of $1,703,556. Discounting the impact of valuing the tax-loss carry-forward credits, the Company had a net income before taxes of $88,667 in 2006 compared to a net income before taxes of $138,849 in 2005. This is a decrease of about 36% and was largely due to the costs of the reverse stock split and valuing stock options, granted in 2006.

     Management attributes increased revenue to a growing customer base made up of companies that regularly require irradiation of products. The Company has devoted significant effort to expanding the base of customers requiring service on a regular basis. The Company has been profitable in each of the eight most recent quarters.

     Processing costs as a percentage of sales increased from 25.9% during 2005 to 26.5% in 2006. This reflects the fact that processing costs are relatively fixed. General administrative and development costs are also relatively fixed within the current revenue range. During 2006, general administrative and development costs as a percentage of sales were 42.9% compared to 41.5% during 2005. At the end of 2006, the Company had cash on hand of $425,110. A large portion of that cash was used during the first quarter of 2007 to purchase additional Cobalt 60 needed to accommodate continuing customer growth.

     Beginning in 2005, the Company has increasingly focused on irradiation of medical products, although food irradiation is still an important component of the business. During the past two years, FTSI has hired a full-time quality assurance manager, installed a new dosimetry system used to verify product dosages and has been certified as meeting ISO 13485:2003 standards for the provision of radiation sterilization services of medical devices. All these improvements were intended to attract additional medical customers. Due to the longer processing times required for medical products, these efforts have been somewhat constrained by a lack of Cobalt. The installation of additional Cobalt during the first quarter of 2007 will resolve this constraint and will significantly increase revenues from medical sterilization.

Liquidity and Capital Resources

     At December 31, 2006, the Company had cash on hand of approximately $425,110. At December 31, 2006, the Company's outstanding debt to MDS Nordion amounted to $801,576 which is evidenced by a Debenture and Security Agreement. The debt, which includes interest of $438,382, bears interest at prime plus 1%. Such debt is due and payable on demand.

Item 7.    Financial Statements

     Reference is made to the Company's Financial Statements included herewith.

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     None.

Item 8(a) Controls and Procedures

     The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006 (the "Evaluation Date"). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company, were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

     There were no changes in the internal controls over financial reporting during the fourth quarter ended December 31, 2006 that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company.

    Reference is made to the Company's Proxy Statement to be used in conjunction with the 2007 Annual Shareholders Meeting scheduled to be held on May 14, 2007.

Item 10.   Executive Compensation

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2007 Annual Shareholders Meeting scheduled to be held on May 14, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2007 Annual Shareholders Meeting scheduled to be held on May 14, 2007.

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

    *** Reference is made to Exhibit 10(h) included in the Company's Form
        10-KSB Report filed for the year ended December 31, 2000

   **** Reference is made to Exhibit 14 included in the Company's Form
        10-KSB Report filed for the year ended December 31, 2003

  ***** Filed herewith.

   (b) Reports on Form 8-K
       -------------------

         On January 19, 2006, the Company filed Form 8-K announcing that it had received a letter from the Nasdaq Stock Market, dated January 18, 2006, notifying the Company of its failure to maintain a minimum bid price of $1.00 over the preceding thirty (30) consecutive trading days as required by Nasdaq Marketplace Rule 4310(c)(4).

Item 14.    Principle Accounting Fees and Services

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2007 Annual Shareholders Meeting scheduled to be held on May 14, 2007.
























                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th of March 2007.

                                 FOOD TECHNOLOGY SERVICE, INC.

                                 By: /S/Richard G. Hunter, Ph.D.
                                    ---------------------------
                                     Richard G. Hunter, Ph.D.
                                     Chief Executive Officer and
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

   Name                                Title                     Date
   ----                                -----                     ----

 /S/Richard G. Hunter, Ph.D.         Director                March 29, 2007
---------------------------
Richard G. Hunter, Ph.D.

 /S/ Samuel Bell                     Director                March 29, 2007
---------------------------
Samuel Bell

 /S/ John Corley                     Director                March 29, 2007
---------------------------
John Corley

 /S/ David Nicholds                  Director                March 29, 2007
---------------------------
David Nicholds

 /S/ John Santarpia                  Director                March 29, 2007
---------------------------
John Santarpia

 /S/ John T. Sinnott                 Director                March 29, 2007
---------------------------
John T. Sinnott, M.D., F.A.C.P.

/S/ Ronald Thomas                    Director                 March 29,2007
---------------------------
Ronald Thomas











                          FOOD TECHNOLOGY SERVICE, INC.
                          INDEX TO FINANCIAL STATEMENTS









Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets - December 31, 2006 and 2005

Statement of Operations - Years Ended December 31, 2006, 2005 and 2004

Statement of Stockholders' Equity - Years Ended December 31, 2006, 2005 and 2004

Statement of Cash Flows - Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements





































                      PENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Stockholders


Food Technology Service, Inc.

We have audited the accompanying balance sheet of Food Technology Service, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. All common stock per share amounts have been adjusted for a one-for-four reverse split effective July 3, 2006.



FAIRCLOTH & ASSOCIATES, P.A.
Tampa, Florida
February 20, 2007








                        FOOD TECHNOLOGY SERVICE, INC.
                             BALANCE SHEETS


                                                  December 31,
                                               2006          2005
                                               ----          ----
                              ASSETS

Current Assets:
  Cash                                      $425,110       $524,731
  Accounts Receivable, Less Allowance For
     Doubtful Accounts of $2,500 in 2006     362,684        286,951
  Prepaid Expenses                            27,852         20,949
                                            --------       --------

    Total Current Assets                     815,646        832,631
                                            --------       --------


Property and Equipment:

  Building                                  3,277,209     2,883,675
  Cobalt                                    3,100,973     2,675,756
  Furniture and Equipment                   1,792,601     1,764,623
  Less:  Accumulated Depreciation          (4,868,623)   (4,479,056)
                                            ---------     ---------


                                            3,302,160     2,844,998

  Land                                        171,654       171,654
                                            ---------     ---------

    Total Property and Equipment            3,473,814     3,016,652
                                            ---------     ---------


Other Assets:
  Deferred Income Tax                         650,000             0
  Utility Deposit                               5,000         5,000
  Loan Costs                                   11,429        11,429
                                           ----------     ---------

    Total Other Assets                        666,429        16,429
                                           ----------    ----------

    Total Assets                           $4,955,889    $3,865,712
                                           ==========    ==========




                        SEE NOTES TO FINANCIAL STATEMENTS



                        FOOD TECHNOLOGY SERVICE, INC.
                              BALANCE SHEETS


                                                    December 31,
                                               2006               2005
                                               ----               ----

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Current Portion of Note Payable            $  3,113           $      0
  Accounts Payable and
       Accrued Liabilities                     80,855             28,589
  Financing Agreement Payable                 801,576            733,741
                                            ----------          --------
      Total Current Liabilities               885,544            762,330
                                            ----------          --------

 Note Payable After One Year                  246,787                  0
                                            ----------          --------
Total Liabilities                           1,132,331            762,330


Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
   5,000,000 Shares, Issued 2,756,458 shares
   in 2006 and 2005                            27,565             27,565

  Paid-In Capital                          12,059,122         12,059,122
  Deficit                                  (8,244,638)        (8,983,305)
                                           ----------         ----------

                                            3,842,049          3,103,382


Less, 5,155 Treasury Shares at Cost           (18,491)                (0)
                                           ----------          ---------

      Total Stockholders' Equity            3,823,558          3,103,382


Commitments and Contingencies
  (Note H)                                          -                  -
                                           ----------          ---------
      Total Liabilities and
            Stockholders' Equity           $4,955,889         $3,865,712
                                           ==========         ==========




                        SEE NOTES TO FINANCIAL STATEMENTS


                          FOOD TECHNOLOGY SERVICE, INC.
                             STATEMENT OF OPERATIONS


                                                Year Ended
                                                December 31,
                                2004                2005                 2006
                                ----                ----                 ----



Net Sales                   $1,318,268           $1,703,556          $1,771,914
                            ----------           ----------          ----------
Processing Costs               359,286              441,897             469,443

Selling, General and
  Administrative               631,258              707,539             759,982

Depreciation                   384,713              366,241             389,568

Interest Expense, Net           48,742               49,030              64,254
                            ----------           ----------          ----------
                             1,423,999            1,564,707           1,683,247
                            ----------           ----------          ----------

Income (Loss) before
     Income Taxes             (105,731)             138,849              88,667

Income Taxes
   Current                          0                41,700              31,800
   Deferred                         0                     0            (650,000)
                            ----------           ----------          ----------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                  (105,731)              97,149             706,867

Benefit of Tax
  Loss Carryovers                    0               41,700              31,800
                            ----------           ----------          ----------
  Net Income (Loss)          $(105,731)           $ 138,849            $738,667
                            ==========           ==========          ==========
Net Income (Loss) Per
  Common Share                 $(0.038)             $ .050             $0.269
                            ==========           ==========          ==========











                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY


                              Common     Paid-In                  Treasury
                              Stock      Capital       Deficit      Shares
                              ------     -------       -------      -------


Balance,December 31, 2003  $ 27,560     $12,058,027    $(9,016,423)


  Net Income for Year                                     (105,731)
                           --------       ----------     ----------
Balance,December 31, 2004   27,560       12,058,027     (9,122,154)

   Issuance of 500 shares
   Upon Exercise of
   Stock Options                 5            1,095
  Net Income for Year                                      138,849
                          --------       ----------      ----------

Balance,December 31, 2005   27,565       12,059,122     (8,983,305)

  Purchase of 5,155
   Treasury Shares                                                     $18,491

  Net Income for Year                                      738,667
                          --------       ----------      ----------    -------

Balance,December 31, 2006  $27,565      $12,059,122    $(8,244,638)    $18,491
                          ========       ==========      ==========      ======






















                        SEE NOTES TO FINANCIAL STATEMENTS


                        FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENT OF CASH FLOWS

                                             Year Ended December 31,
                                      2003              2004             2005
                                      ----              ----             ----

Cash Flows from Operations:
  Cash Received from Customers   $1,334,732       $1,552,551         $1,693,681
  Interest Paid                                                          (3,314)
  Cash Paid for Operating
    Expenses                     (  981,365)      (1,124,462)        (1,174,668)
                                 ----------       ----------          ---------
                                    353,367          428,089            515,699
Cash Flows from Investing:
  Purchase of Equipment and Cobalt  (10,900)         (24,906)          (846,729)
                                 ----------        ----------        ----------
                                    (10,900)         (24,906)          (846,729)

Cash Flows from Financing Activities:
  Proceeds from Borrowing                                               249,900
  Loan Costs Paid                                    (11,429)
  Proceeds from Sale of
    Common Stock                                       1,100
  Purchase of Treasury Stock                                            (18,491)
  Payment of Loans                 (200,000)        (100,000)
                                 ----------         ----------       ----------
                                   (200,000)        (110,329)           231,409

Net Increase (Decrease) in Cash     142,467          292,854            (99,621)

Cash at Beginning of Year            89,410          231,877            524,731
                                 ----------        ----------        ----------
Cash at End of Year                $231,877         $524,731           $425,110
                                 ==========       ==========         ==========


















                            SEE NOTES TO FINANCIAL STATEMENTS




                              FOOD TECHNOLOGY SERVICE, INC.
                                STATEMENT OF CASH FLOWS


Reconciliation of Net Income/(Loss) to Net Cash
  Provided (Used) by Operations:
  Net Income (Loss)               $(105,731)        $138,849           $738,667

Adjustments to Reconcile
  Net Income (Loss) to Cash
    Provided or Used:
  Deferred Income Taxes                                                (650,000)
  Depreciation                      384,713           366,241           389,568
  Non Cash Payments of Interest
     and Salaries                    76,742            78,842            67,834
  (Increase)Decrease in Receivables  16,674          (151,005)          (75,733)
  (Increase)Decrease in Prepaids     (2,867)          (15,392)           (6,903)
  Increase(Decrease) in
     Payables and Accruals          (16,164)           10,554            52,266
                                 ----------        ----------        ----------
Net Cash Provided (Used) by
     Operating Activities          $353,367          $428,089          $515,699
                                 ==========        =========         ==========







Supplemental schedule of non-cash investing and financing activities.

The Company converted $48,742, $50,842 and $67,834 of interest expense to debt in 2004, 2005, and 2006 respectively.

Also, receivables of $28,000 per year were forgiven for services in 2004 and 2005.















                        SEE NOTES TO FINANCIAL STATEMENTS



                        FOOD TECHNOLOGY SERVICE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006


Note A - Summary of Significant Accounting Policies:

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business
The Company was organized in December 1985 and is engaged in the business of operating a gamma irradiation facility using Cobalt 60 for the sterilization of medical, surgical, pharmaceutical and packaging materials. It also disinfects fruits, vegetables and meat products which extends their shelf life.

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

4. Revenue Recognition
The primary source of revenue is from treating products with Cobalt. Net Revenue is the gross income from such processing less returns and allowances, if any. Revenues are recorded after the Company's performance obligation is completed and product has been processed in accordance with the customer's specifications and collection of the resulting receivable is probable. A provision is made for doubtful accounts which historically have not been significant.

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

6. Depreciation
Assets other than Cobalt have been depreciated using the straight-line method over the following lives for both financial statement and tax purposes:

     Building                    31.5 Years
     Furniture and Equipment     5-15 Years

The total cost basis of Cobalt has been depreciated using engineering estimates from published tables under which one-half of the remaining value is written off over 5.26 year periods.

Estimated useful lives are periodically reviewed and if warranted, changes will be made resulting in acceleration of depreciation.




                      FOOD TECHNOLOGY SERVICE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                          December 31, 2006

Note A - Summary of Significant Accounting Policies (continued):

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share are not presented because the result of using common stock equivalents in the computation is antidilutive.

8. Comprehensive Income

The only component of comprehensive income the Company has is net income.

9. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note E) Prior to 2006 the Company accounted for these plans under the recognition and measurement principles of APB No. 25, and related interpretations. Accordingly, compensation expense was recognized only when options were granted at an exercise price below the market price at date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the prospective transition method and therefore has not restated prior periods. Under this transition method , stock-based compensation expense in 2006 included compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the SFAS. The Company recognizes these compensation costs for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.

Note B - Financing Agreement:

Convertible Financing Agreement to Nordion due
on demand plus interest at 1% over prime            $     363,194
Non-convertible accrued interest                          438,382
                                                     ------------
                                                    $     801,576
                                                     ============

At December 31, 1999 the Company owed MDS Nordion, $378,598 (payable in Canadian currency), $375,732 in cash advances and $200,146 in accrued interest totaling $954,476. Such debt was all due January 5, 2001.









                         FOOD TECHNOLOGY SERVICE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006

Note B - Financing Agreement (continued):

On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at February 4, 2000 was $963,194 in U.S. dollars, which included $22,114 accrued interest. The parties further agreed that the payable debt, interest accruing thereon, and any future advances remain, at Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. Nordion has agreed to waive its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2008.

All assets of the Company (except for the warehouse and land mentioned in Note
C) collateralize all sums advanced by the supplier including accrued interest.

Note C - Note Payable and Related Lease Agreement:

On November 18, 2005 the Company entered into a loan agreement to borrow $249,900 from a Credit Union. Such loan was funded during 2006 and the proceeds were used to construct a warehouse at the Company's existing facility. The loan bears interest at 6.75%, with interest only payable each month, through August 1, 2007 at which time principal and interest of $2,282 will be paid each month through July 2012 with a balloon payment of $196,606 in August 2012. The Note is collateralized by a mortgage on the property where the warehouse is located and assignment of rental payments from a lease agreement entered into with a major customer. Under the terms of the five year lease, monthly rental payments of $3,333 commenced in December 2006. The tenant has an option to renew the lease for five additional periods of one year each.

The note principal is payable as follows:

                 2007     $     3,113
                 2008           9,802
                 2009          10,537
                 2010          11,327
                 2011          12,177
                 2012         202,944
                              -------
                          $   249,900
                              =======














                         FOOD TECHNOLOGY SERVICE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              December 31, 2006

Note D - Income Taxes:

The Company has unused operating loss carry forwards available at December 31, 2006 of $8,728,367 for tax purposes and $8,725,867 for financial reporting purposes. The loss carry forwards expire as follows:

                            Amount
     Year                     Tax            Book

     2007                 $1,259,355       $1,238,125
     2008                  1,297,455          945,703
     2009                  1,239,590        1,239,696
     2010                  1,262,386        1,292,314
     2011                  1,048,800        1,065,209
     2012                    688,497          983,017
     2018                    647,342          573,699
     2019                    840,410          881,875
     2020                     86,215          147,912
     2022                    256,356          256,356
     2024                    101,961          101,961
                    $      8,728,367       $8,725,867

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2006 and 2005 were as follows:

                                                      2006         2005
     Net operating loss carry forwards            $3,284,484     $ 3,378,116
                                                 ----------       ----------
     Net deferred tax assets                       3,284,484       3,378,116
     Less - Reserve                               (2,634,484)     (3,378,116)
                                                  ----------      ----------
     Deferred Benefit                           $    650,000      $        0
                                                 ===========      ==========

As of December 31, 2005, the Company fully reserved its deferred tax asset because it could not demonstrate that it would have the future taxable income necessary to realize that asset. During 2006, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize a portion of the Company's deferred asset. Accordingly, $650,000 of the reserve was reversed as a credit to income tax expense during 2006.








                         FOOD TECHNOLOGY SERVICE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              December 31, 2006


Note D - Income Taxes(continued):

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. Accordingly, if future operations generate taxable income greater than the projections, further adjustments to reduce the reserve are possible. Conversely, if the Company realizes unforeseen material losses in the future and its future projections of income decrease, the reserve could be increased resulting in a charge to income.

Note E - Stock Options:

On June 23, 2000 the Stockholders approved the 2000 Incentive and Non-Statutory Stock Option Plan (the "2000 Plan").

The Plan is administered by the Board of Directors who is authorized to grant incentive stock options ("ISO's") or non-statutory options ("NSO's"), to Officers and employees of the Company and for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 125,000 shares. Options under this plan were granted as follows:

     2002                 5,000
     2003                15,000
     2004                  None
     2005                 4,750
     2006               100,250
                        -------
                        125,000
                        =======

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock, with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plans, shall not exceed $100,000. Any option granted in excess of the forgoing limitation shall be specifically designated as being a NSO.

The options are exercisable 20% of the authorized amount immediately and 20% in each of the following four years. ISO's and NSO's granted to an optionee terminate 30 to 90 days after termination of employment or other relationship, except that ISO's and NSO's terminate the earlier of the expiration date of the option, or 90 to 180 days in the event of death and 180 days to one year in the event of disability.

On February 9, 1999 the Board of Directors approved an option plan for non-employee Directors.






                       FOOD TECHNOLOGY SERVICE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                          December 31, 2006


Note E -Stock Options (continued):

Such plan, as amended on May 18, 2000, grants options to Directors on the date a Director is elected at the average quoted market price for the five days preceding the date of grant. The plan was further amended on March 1, 2001 to grant each non-employee Director options to purchase 1,500 shares annually at the market value on the date of grant and the Chairman is awarded options for an additional 2,500 shares annually. Shares were granted to Directors under this plan as follows:

                      Shares     Per Share
     2002           4,500     $    3.36
     2003           4,500          4.08
     2004           1,500          4.96
     2005           7,000          4.12
     2006          10,000          3.28

Changes that occurred in options outstanding are summarized below:

                      2006             2005            2004
                    Average          Average          Average
                    Exercise     Exercise          Exercise
                 Shares  Price     Shares Price     Shares  Price
Outstanding at
beginning of year 61,250  $4.88     62,714 $5.80     73,264  $7.60
Granted          112,500  $3.25     11,750 $4.12     1,500   $4.96
Exercised         --         --       (500)$2.20        --     --
Expired/cancelled(26,250) $2.16    (12,714)$8.64   (12,050)  $9.72
Outstanding at
end of year      147,500 $3.20      61,250 $4.88     62,714  $5.80
Exercisable at
end of year       30,750 $4.08      39,500 $5.20     43,714  $6.16

As mentioned in Note A, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. As a result, additional compensation expense of $21,693 was recorded in 2006 and an additional $91,129 could be recorded over the remaining vesting period of 56 months. The Company used the following assumptions in applying the Black-Scholes pricing method:


     Risk free interest rate        4.7%
     Expected Volatility             40%
     Expected Life               5 years
     Dividend Yield                  0%









                      FOOD TECHNOLOGY SERVICE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006

Note F - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, MDS Nordion owns approximately 29.32% of the Company's outstanding common stock (see Note B for financing arrangements).The Company has recently purchased the following quantities of Cobalt from MDS Nordion:

                          Curies                Amount
          2003               600,000         $ 861,155
          2006               195,139           394,839
          Feb-07             384,065           758,905

The President of the Credit Union which funded the Company's warehouse loan is A director of the Company. (see Note C)


Note G - Concentration and Credit Risk:

Although the Company continues to diversify its customer base, three customers accounted for approximately 64% of revenues in 2006. The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals. A provision has been made for doubtful accounts which historically have not been significant.

Note H - Commitments and Contingencies:

On March 11, 2006 the Board of Directors extended the President's employment contract for an indefinite period commencing September 1, 2006 at an annual salary of $110,000 plus options to purchase 100,000 shares of the Company's common stock at $3.24 per share over a five year period.