Form 10KSB/A
period 2006-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2007-04-04
CIK 868267

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

    As of March 15, 2007, 2,751,303 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (1,922,969 shares) was approximately $5,018,949 based on the market price at that date.


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

Balance Sheets - December 31, 2006 and 2005

Statement of Operations - Years Ended December 31, 2006, 2005 and 2004

Statement of Stockholders' Equity - Years Ended December 31, 2006, 2005 and 2004

Statement of Cash Flows - Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



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



FAIRCLOTH & ASSOCIATES, P.A.
Tampa, Florida
February 20, 2007








                        FOOD TECHNOLOGY SERVICE, INC.
                             BALANCE SHEETS


                                                  December 31,
                                               2006          2005
                                               ----          ----
                              ASSETS

Current Assets:
  Cash                                      $425,110       $524,731
  Accounts Receivable, Less Allowance For
     Doubtful Accounts of $2,500 in 2006     362,684        286,951
  Prepaid Expenses                            27,852         20,949
                                            --------       --------

    Total Current Assets                     815,646        832,631
                                            --------       --------


Property and Equipment:

  Buildings                                 3,277,209     2,883,675
  Cobalt                                    3,100,973     2,675,756
  Furniture and Equipment                   1,792,601     1,764,623
  Less:  Accumulated Depreciation          (4,868,623)   (4,479,056)
                                            ---------     ---------


                                            3,302,160     2,844,998

  Land                                        171,654       171,654
                                            ---------     ---------

    Total Property and Equipment            3,473,814     3,016,652
                                            ---------     ---------


Other Assets:
  Deferred Income Tax                         650,000             0
  Utility Deposit                               5,000         5,000
  Loan Costs                                   11,429        11,429
                                           ----------     ---------

    Total Other Assets                        666,429        16,429
                                           ----------    ----------

    Total Assets                           $4,955,889    $3,865,712
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
                            ==========           ==========          ==========











                        SEE NOTES TO FINANCIAL STATEMENTS

                        FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY


                              Common     Paid-In                  Treasury
                              Stock      Capital       Deficit      Shares
                              ------     -------       -------      -------


Balance,December 31, 2003  $ 27,560     $12,058,027    $(9,016,423)


  Net Loss for Year                                       (105,731)
                           --------       ----------     ----------
Balance,December 31, 2004   27,560       12,058,027     (9,122,154)

   Issuance of 500 shares
   Upon Exercise of
   Stock Options                 5            1,095
  Net Income for Year                                      138,849
                          --------       ----------      ----------

Balance,December 31, 2005   27,565       12,059,122     (8,983,305)

  Purchase of 5,155
   Treasury Shares                                                     $18,491

  Net Income for Year                                      738,667
                          --------       ----------      ----------    -------

Balance,December 31, 2006  $27,565      $12,059,122    $(8,244,638)    $18,491
                          ========       ==========      ==========      ======






















                        SEE NOTES TO FINANCIAL STATEMENTS


                        FOOD TECHNOLOGY SERVICE, INC.
                          STATEMENT OF CASH FLOWS

                                             Year Ended December 31,
                                      2004              2005             2006
                                      ----              ----             ----

Cash Flows from Operations:
  Cash Received from Customers   $1,334,732       $1,552,551         $1,693,681
  Interest Paid                                                          (3,314)
  Cash Paid for Operating
    Expenses                     (  981,365)      (1,124,462)        (1,174,668)
                                 ----------       ----------          ---------
                                    353,367          428,089            515,699
Cash Flows from Investing:
  Purchase of Building, Equipment
  and Cobalt                        (10,900)         (24,906)          (846,729)
                                 ----------        ----------        ----------
                                    (10,900)         (24,906)          (846,729)

Cash Flows from Financing Activities:
  Proceeds from Borrowing                                               249,900
  Loan Costs Paid                                    (11,429)
  Proceeds from Sale of
    Common Stock                                       1,100
  Purchase of Treasury Stock                                            (18,491)
  Payment of Loans                 (200,000)        (100,000)
                                 ----------         ----------       ----------
                                   (200,000)        (110,329)           231,409

Net Increase (Decrease) in Cash     142,467          292,854            (99,621)

Cash at Beginning of Year            89,410          231,877            524,731
                                 ----------        ----------        ----------
Cash at End of Year                $231,877         $524,731           $425,110
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
                              =======














                         FOOD TECHNOLOGY SERVICE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              December 31, 2006

Note D - Income Taxes:

The Company has unused operating loss carry forwards available at December 31, 2006 of $8,728,367 for tax purposes and $8,725,867 for financial reporting purposes. The loss carry forwards expire as follows:

                            Amount
     Year                     Tax            Book

     2007                 $1,259,355       $1,238,125
     2008                  1,297,455          945,703
     2009                  1,239,590        1,239,696
     2010                  1,262,386        1,292,314
     2011                  1,048,800        1,065,209
     2012                    688,497          983,017
     2018                    647,342          573,699
     2019                    840,410          881,875
     2020                     86,215          147,912
     2022                    256,356          256,356
     2024                    101,961          101,961
                          -----------       ---------
                          $8,728,367       $8,725,867
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
                        -------
                        125,000
                        =======

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock, with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plans, shall not exceed $100,000. Any option granted in excess of the foregoing limitation shall be specifically designated as being a NSO.

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

As mentioned in Note A, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. As a result, additional compensation expense of $21,693 was recorded in 2006 and an additional $91,129 could be recorded over the remaining vesting period of 56 months. The Company used the following assumptions in applying the Black-Scholes pricing method:


     Risk free interest rate        4.7%
     Expected Volatility             45%
     Expected Life               5 years
     Dividend Yield                  0%









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



SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 3rd of April, 2007.

                                 FOOD TECHNOLOGY SERVICE, INC.

                                 By: /S/Richard G. Hunter, Ph.D.
                                    ---------------------------
                                     Richard G. Hunter, Ph.D.
                                     Chief Executive Officer and
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

   Name                                Title                     Date
   ----                                -----                     ----

 /S/Richard G. Hunter, Ph.D.         Director                April 3, 2007
---------------------------
Richard G. Hunter, Ph.D.

 /S/ Samuel Bell                     Director                April 3, 2007
---------------------------
Samuel Bell

 /S/ John Corley                     Director                April 3, 2007
---------------------------
John Corley

 /S/ David Nicholds                  Director                April 3, 2007
---------------------------
David Nicholds

 /S/ John Santarpia                  Director                April 3, 2007
---------------------------
John Santarpia

 /S/ John T. Sinnott                 Director                April 3, 2007
---------------------------
John T. Sinnott, M.D., F.A.C.P.

/S/ Ronald Thomas                    Director                 April 3,2007
---------------------------
Ronald Thomas