Form 10QSB
period 2007-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2007-05-14
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2007        Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


      Class                                           March 31, 2007
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,458 shares**















** reflects 1 for 4 reverse stock split on July 3, 2006



                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   MARCH 31,    DECEMBER 31,
                                                     2007         2006
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $    46,984    $ 425,110
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2006
     and 2007                                         358,743      362,684
  Prepaid Expenses                                     39,402       27,852
                                                   ----------   ----------
     Total Current Assets                             445,129      815,646
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            3,888,251    3,100,973
  Furniture and Equipment                           1,794,362    1,792,601
  Building                                          3,277,209    3,277,209
  Less Accumulated Depreciation                    (4,956,621)  (4,868,623)
                                                   ----------   ----------
      Total                                         4,003,201    3,302,160

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  4,174,855    3,473,814
                                                    ---------    ---------


Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                           10,858       11,429
  Deferred Income Tax                                 650,000      650,000
                                                   ----------   ----------
      Total Other Assets                              665,858      666,429
                                                   ----------   ----------

Total Assets                                      $ 5,285,842  $ 4,955,889
                                                  ===========   ==========

















                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   March 31,    DECEMBER 31,
                                                     2007            2006
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------                 ------          ------
                                                    (unaudited)       *

Current Liabilities:
  Current Portion of Note Payable                 $     5,497     $  3,113
  Accounts Payable and Accrued Expenses               328,764       80,855
  Financing Agreement and Debenture Payable           818,818      801,576
                                                   ----------   ----------
     Total Current Liabilities                      1,153,079      885,544
                                                   ----------     --------
  Note Payable After One Year                         244,403      246,787
                                                   ----------     --------
Total Liabilities                                   1,397,482    1,132,331
                                                   ----------   ----------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued on
    March 31, 2007 and 2,756,458 shares
    outstanding on December 31, 2006 **                27,565       27,565
  Paid in Capital                                  12,059,122   12,059,122
  Deficit                                          (8,179,836)  (8,244,638)
  Treasury Stock, 5,155 shares at cost             (   18,491)     (18,491)
                                                   ----------   ----------
                                                    3,888,360    3,823.558
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 5,285,842  $ 4,955,889
                                                   ==========   ==========








 * Condensed from audited financial statements
 ** reflects 1 for 4 reverse stock split on July 3, 2006












                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                                        2007         2006
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 480,517   $ 424,095
Processing Costs                                       113,600      93,246
                                                     ---------    --------
           Income from Operations                      366,917     330,849

General Administrative and Development                 191,979     169,834
Depreciation                                            87,998      95,489
Interest Expense                                        22,138      15,238
                                                     ---------    --------
Income Before Income Taxes                              64,802      50,288

Income Taxes
    Current                                             24,625      15,674
                                                     ---------    --------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                                            40,177      34,614

Benefit of Tax
  Loss Carryovers                                       24,625      15,674
                                                     ---------    --------
Net Income    	                                   $  64,802    $ 50,288
                                                     =========    ========
Net Income per Common Share **                          $0.024      $0.018
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.










** reflects 1 for 4 reverse stock split on July 3, 2006

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,       March 31,
                                                        2007            2006
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                          $    484,458      $   409,461
   Interest Received                                       335              253
   Interest Paid                                        (4,896)              -
   Cash Paid for Operating Expenses                   (334,219)        (305,321)
                                                      ---------        ---------
                                                       145,678          104,393
Cash Flows from Investing:
   Property & Equipment Purchase                      (523,804)        (419,592)
                                                     ----------       ---------
                                                      (523,804)        (419,592)

Cash Flows from Financing Activities:                     -                -
                                                     ----------       ---------

Net Increase (Decrease) in Cash                       (378,126)        (315,199)

Cash at Beginning of Period                            425,110          524,731
                                                    ----------       ----------
Cash at End of Period                                 $ 46,984        $ 209,532
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                        $ 64,802        $  50,288

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        87,998           95,489
   Amortization                                           571             -
   Accrued Interest                                    17,242           15,238
  (Increase) Decrease in Inventories                      -               -
  (Increase) Decrease in Receivables                    3,941          (14,636)
  (Increase) Decrease in Prepaids                     (11,550)         (26,189)
   Increase (Decrease)in Payables and Accruals        (17,326)         (15,797)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $145,678         $104,393
                                                   ==========       ==========







Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc., had revenue of $480,517 during the first quarter of 2007. This compares to revenues of $424,095 for the same period in 2006. This is an increase of 13.3 percent. The Company had net income during the first quarter of 2007 of $64,802 compared to net income of $50,288 during the first quarter of 2006. This is an increase of about 29 percent.

Management attributes increased revenue to increased production capacity resulting from the purchase of additional Cobalt in January 2007. This increased capacity allowed the Company to meet a growing demand for sterilization of medical products. These new customers require irradiation of their products on a regular basis and will provide continuing revenues.


Expenses during the first quarter of 2007 were about $42,000 higher than in the same period in 2006. This was primarily due to increased insurance costs, expensing of stock options, consumable supplies and costs associated with the loading of additional Cobalt. The Company used about $400,000 of its cash reserves to purchase and install the Cobalt and incurred no additional long-term debt for that purchase.


Management anticipates increased revenue during the remaining quarters of 2007
based on growing customer demand.   Operating and marketing expenses are
expected to decrease slightly. This reduction will be partially off-set by some routine maintenance to be conducted during the third quarter of 2007.




Liquidity and Capital Resources
-------------------------------
As of March 30, 2007, the Company has cash on hand of $46,984 and accounts receivable of $358,743.

























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

Date: May 11, 2007              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer