Form 10QSB
period 2007-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2007-08-14
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended June 30, 2007    Commission File Number 0-19047
                           --------------

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


      Class                                           June 30, 2007
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,458 shares**















** reflects 1 for 4 reverse stock split on July 3, 2006



                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   JUNE 30,    DECEMBER 31,
                                                     2007         2006
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $    72,653    $ 425,110
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2006
     and 2007                                         428,171      362,684
  Prepaid Expenses                                     21,866       27,852
                                                   ----------   ----------
     Total Current Assets                             522,690      815,646
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            3,900,496    3,100,973
  Furniture and Equipment                           1,795,429    1,792,601
  Building                                          3,277,209    3,277,209
  Less Accumulated Depreciation                    (5,051,737)  (4,868,623)
                                                   ----------   ----------
      Total                                         3,921,397    3,302,160

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  4,093,051    3,473,814
                                                    ---------    ---------

Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                           10,286       11,429
  Deferred Income Tax                                 650,000      650,000
                                                   ----------   ----------
      Total Other Assets                              665,286      666,429
                                                   ----------   ----------

Total Assets                                      $ 5,281,027  $ 4,955,889
                                                  ===========   ==========


















                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS


                                                   JUNE 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2007            2006
-----------------------------------                 ------          ------
                                                    (unaudited)       *
Current Liabilities:
  Current Portion of Note Payable                 $     5,497     $  3,113
  Accounts Payable and Accrued Expenses               248,292       80,855
  Financing Agreement and Debenture Payable           839,370      801,576
                                                   ----------   ----------
     Total Current Liabilities                      1,093,159      885,544
                                                   ----------     --------
  Note Payable After One Year                         244,403      246,787
                                                   ----------     --------
Total Liabilities                                   1,337,562    1,132,331
                                                   ----------   ----------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued on
    June 30, 2007 and 2,756,458 shares
    outstanding on December 31, 2006 **                27,565       27,565
  Paid in Capital                                  12,096,508   12,059,122
  Deficit                                          (8,162,117)  (8,244,638)
  Treasury Stock, 5,155 shares at cost                (18,491)     (18,491)
                                                   ----------   ----------
                                                    3,943,465    3,823,558
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 5,281,027  $ 4,955,889
                                                   ==========   ==========
















 * Condensed from audited financial statements
 ** reflects 1 for 4 reverse stock split on July 3, 2006





                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

                                                        2007         2006
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 537,643   $ 437,607
Processing Costs                                       102,788      92,795
                                                     ---------    --------
       Income from Operations                          434,855     344,812

General Administrative and Development                 257,419     210,573
Depreciation                                            95,116      99,008
Interest Expense                                        34,616      16,503
Loss on Currency Exchange                               29,985         -
                                                     ---------    --------
Income Before Income Taxes                              17,719      18,728

Income Taxes
  Provision for Income Taxes                             5,316       5,618
  Tax Benefit from Net Operating Loss                   (5,316)     (5,618)
                                                     ---------    --------
Net Income                                           $  17,719    $ 18,728
                                                     =========    ========
Net Income per Common Share **                          $0.006      $0.007
                                                     =========    ========





NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.










** reflects 1 for 4 reverse stock split on July 3, 2006




                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                        2007         2006
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                           $1,018,160     $ 861,702
Processing Costs                                       216,388       186,041
                                                     ---------      --------
          Income from Operations                       801,772       675,661

General Administrative and Development                 449,398       380,407
Depreciation                                           183,114       194,497
Interest Expense                                        56,754        31,741
Loss on Currency Exchange                               29,985         -
                                                     ---------      --------
Income Before Income Taxes                              82,521        69,016

Income Taxes
  Provision for income taxes                            24,756        20,705
  Tax Benefit from Net Operating loss                  (24,756)      (20,705)
                                                     ---------      --------
Net Income                                          $   82,521    $   69,016
                                                     =========      ========
Net Income per Common Share **                          $0.030        $0.025
                                                     =========      ========








NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.









** reflects 1 for 4 reverse stock split on July 3, 2006


                         FOOD TECHNOLOGY SERVICE, INC.
                         STATEMENTS OF CASH FLOWS

                                                    Six Months    Six Months
                                                      Ended          Ended
                                                    June 30, 2007 June 30, 2006
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $ 1,017,505      $  810,130
   Interest Received                                       354             915
   Interest Paid                                       (18,960)            -
   Cash Paid for Operating Expenses                   (714,429)       (605,070)
                                                      ---------        ---------
                                                       284,470         205,975

Cash Flows from Investing:
   Property & Equipment Purchase                      (636,927)       (442,643)
                                                     ----------      ---------
                                                      (636,927)       (442,643)

Cash Flows from Financing Activities:
   Proceeds from Issue of Stock                            -               -
   Purchase of Treasury Stock                              -           (18,491)
   Repayment of Loans                                      -               -
                                                     ----------       ---------
                                                           -           (18,491)

Net Increase (Decrease) in Cash                       (352,457)       (255,159)

Cash at Beginning of Period                            425,110         524,731
                                                    ----------      ----------
 Cash at End of Period                                $ 72,653       $ 269,572
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income /(Loss)                                $ 82,521       $   69,016

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation and Amortization                      184,257          194,497
   Accrued Interest                                    37,794           31,741
   Non-Cash Exchange Loss                              29,985             -
  (Increase) Decrease in Receivables                  (65,487)         (51,572)
  (Increase) Decrease in Prepaids                       5,986          (42,714)
   Increase (Decrease)in Payables and Accruals          9,414            5,007
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $284,470         $205,975
                                                   ==========       ==========





Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc., had revenues of $537,643 during the second quarter of 2007 compared to revenues of $437,607 for the same period in 2006. This is an increase of 22.8 percent. The Company had a profit during the second quarter of 2007 of $17,719 compared to a profit of $18,728 during the second quarter of 2006. This is a decrease of about 5 percent. For the first half of 2007, the Company had record revenues of $1,018,160 and a profit of $82,521. Revenues during the first half of 2006 were $861,702 and the Company had a profit of $69,016. Revenues increased by 18 percent and profits increased by about 20 percent in the first half of 2007 compared to the same period in 2006.

Management attributes increased revenue to a growing customer base that requires irradiation of products on a regular basis. Although revenue from irradiation of all product categories has increased, the majority of growth is occurring in medical sterilization.

During the second quarter of 2007, processing costs as a percentage of sales were 19.1 percent. This compares to 21.2 percent in the second quarter of
2006. Although processing costs as a percentage of sales are relatively fixed, they are exhibiting some decline with increasing sales. General administrative and development costs as a percentage of sales during the second quarter of 2007 were 48 percent. This compares to 48 percent in the second quarter of 2006 which reflected the costs associated with the reverse stock split at that time. Profits during the second quarter were reduced by about $48,000 due to two expense categories, interest and currency exchange rates. Interest expense more than doubled from the second quarter of 2006 to the second quarter of 2007, increasing by $18,113. This was due to increased short-term debt for Cobalt purchased in January 2007, the loan for the new warehouse completed in December 2006 and rising interest rates. Management anticipates that approximately 25 percent of the current debt will be retired by the end of 2007. The loss on currency exchange resulted from approximately $300,000 owed for the purchase
of Cobalt.   In January 2007, the Company entered into an agreement with the
Canadian-based supplier to make three payments each of approximately CN$105,000 for the Cobalt. The first of these payments was made in June 2007 but the extraordinary rise in the value of the Canadian dollar against the US dollar recently increased the cost of each payment by about US$10,000. Although the second and third payments are due in September and December of this year, Generally-Accepted Accounting Principles require that the known or anticipated increase in all three payments be applied as an expense during this quarter. This increased expenses by $29,985.

During the first half of 2007, processing costs as a percentage of sales remained relatively constant when compared to the first half of 2006.
Similarly, general, administrative and development costs as a percentage of sales were 44.1 percent during the first half of 2007 compared to 44.1 percent during the first half of 2006. Overall, expenses during the first half of 2007 were about $142,953 higher than in the same period in 2006, an increase of about 16 percent. This increase was largely due to the previously described costs for interest and currency exchange and also reflects the fact that the company is treating the calculated value of stock options as an expense in 2007 quarterly reports.







Management anticipates increased revenue during the remaining quarters of 2007
based on growing demand for irradiation services.   Management believes base
revenues will continue to exceed expenses during the remainder of 2007.



Liquidity and Capital Resources
-------------------------------
As of June 30, 2007, the Company has cash on hand of $72,653 and accounts receivable of $428,171.














































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

Date: August 14, 2007                 FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer