Form 10QSB
period 2007-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2007-11-05
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended September 30, 2007    Commission File Number 0-19047
                           --------------

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


      Class                                           September 30, 2007
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,458 shares**















** reflects 1 for 4 reverse stock split on July 3, 2006



                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                               SEPTEMBER 30,    DECEMBER 31,
                                                     2007         2006
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   148,414    $ 425,110
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2006
     and 2007                                         411,032      362,684
  Prepaid Expenses                                     15,893       27,852
                                                   ----------   ----------
     Total Current Assets                             575,339      815,646
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            3,900,496    3,100,973
  Furniture and Equipment                           1,797,899    1,792,601
  Building                                          3,282,029    3,277,209
  Less Accumulated Depreciation                    (5,144,908)  (4,868,623)
                                                   ----------   ----------
      Total                                         3,835,516    3,302,160

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  4,007,170    3,473,814
                                                    ---------    ---------

Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                            9,715       11,429
  Deferred Income Tax                                 650,000      650,000
                                                   ----------   ----------
      Total Other Assets                              664,715      666,429
                                                   ----------   ----------

Total Assets                                      $ 5,247,224  $ 4,955,889
                                                  ===========   ==========


















                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS


                                                SEPTEMBER 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2007            2006
-----------------------------------                 ------          ------
                                                    (unaudited)       *
Current Liabilities:
  Current Portion of Note Payable                 $     5,497     $  3,113
  Accounts Payable and Accrued Expenses                58,396       80,855
  Financing Agreement and Debenture Payable           858,931      801,576
                                                   ----------   ----------
     Total Current Liabilities                        922,824      885,544
                                                   ----------     --------
  Note Payable After One Year                         241,931      246,787
                                                   ----------     --------
Total Liabilities                                   1,164,755    1,132,331
                                                   ----------   ----------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued on
    September 30, 2007 and 2,756,458 shares
    outstanding on December 31, 2006 **                27,565       27,565
  Paid in Capital                                  12,105,485   12,059,122
  Deficit                                          (8,032,090)  (8,244,638)
  Treasury Stock, 5,155 shares at cost                (18,491)     (18,491)
                                                   ----------   ----------
                                                    4,082,469    3,823,558
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 5,247,224  $ 4,955,889
                                                   ==========   ==========
















 * Condensed from audited financial statements
 ** reflects 1 for 4 reverse stock split on July 3, 2006





                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                        2007         2006
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 576,197   $ 451,915
Processing Costs                                       101,984     109,539
                                                     ---------    --------
       Income from Operations                          474,213     342,376

General Administrative and Development                 222,076     198,827
Depreciation                                            93,171      98,105
Interest Expense                                        28,939      17,839
Loss on Currency Exchange                                 -            -
                                                     ---------    --------
Income Before Income Taxes                             130,027      27,605

Income Taxes
  Provision for Income Taxes                            39,008       8,281
  Tax Benefit from Net Operating Loss                  (39,008)     (8,281)
                                                     ---------    --------
Net Income                                           $ 130,027    $ 27,605
                                                     =========    ========
Net Income per Common Share **                          $0.047      $0.010
                                                     =========    ========





NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.










** reflects 1 for 4 reverse stock split on July 3, 2006




                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                        2007         2006
                                                        ----         ----
                                                     (unaudited)   (unaudited)

Net Sales                                           $1,594,357    $1,313,617
Processing Costs                                       318,372       295,580
                                                     ---------      --------
          Income from Operations                     1,275,985     1,018,037

General Administrative and Development                 671,474       579,234
Depreciation                                           276,285       292,602
Interest Expense                                        85,693        49,580
Loss on Currency Exchange                               29,985          -
                                                     ---------      --------
Income Before Income Taxes                             212,548        96,621

Income Taxes
  Provision for income taxes                            63,764        28,986
  Tax Benefit from Net Operating loss                  (63,764)      (28,986)
                                                     ---------      --------
Net Income                                          $  212,548    $   96,621
                                                     =========      ========
Net Income per Common Share **                          $0.077        $0.035
                                                     =========      ========








NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.









** reflects 1 for 4 reverse stock split on July 3, 2006


                         FOOD TECHNOLOGY SERVICE, INC.
                         STATEMENTS OF CASH FLOWS

                                                    Nine Months    Nine Months
                                                      Ended          Ended
                                                  Sept. 30, 2007  Sept. 30, 2006
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                           $ 1,546,189      $1,276,784
   Interest Received                                       374           2,231
   Interest Paid                                       (28,338)            -
   Cash Paid for Operating Expenses                   (982,808)       (899,205)
                                                      ---------        ---------
                                                       535,417         379,810

Cash Flows from Investing:
   Property & Equipment Purchase                      (809,641)       (628,056)
                                                     ----------      ---------
                                                      (809,641)       (628,056)

Cash Flows from Financing Activities:
   Proceeds from Borrowing on Loans                        -            90,000
   Purchase of Treasury Stock                              -           (18,491)
   Repayment of Loans                                   (2,472)             -
                                                     ----------       ---------
                                                        (2,472)         71,509
                                                     ----------       ---------

Net Increase (Decrease) in Cash                       (276,696)       (176,737)

Cash at Beginning of Period                            425,110         524,731
                                                    ----------      ----------
 Cash at End of Period                                $148,414       $ 347,994
                                                    ==========      ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income /(Loss)                               $ 212,548       $   96,621

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation and Amortization                      277,999          292,602
   Accrued Interest                                    57,355           49,580
   Non-Cash Options Granted                            46,364             -
  (Increase) Decrease in Receivables                  (48,349)         (36,833)
  (Increase) Decrease in Prepaids                      11,959          (34,290)
   Increase (Decrease)in Payables and Accruals        (22,459)          12,130
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                           $535,417         $379,810
                                                   ==========       ==========





Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc., had revenues of $576,197 during the third quarter of 2007 compared to revenues of $451,915 for the same period in 2006. This is an increase of 27.5 percent. The Company had a profit during the third quarter of 2007 of $130,027 compared to a profit of $27,605 during the third quarter of 2006. This is an increase of about 371 percent. For the first three quarters of 2007, the Company had record revenues of $1,594,357 and a profit of $212,548. Revenues during the first three quarters of 2006 were $1,313,617 and the Company had a profit of $96,621. Revenues increased by 21.3 percent and profits increased by about 121 percent in the first three quarters of 2007 compared to the same period in 2006.

Management attributes increased revenue to a growing customer base that requires irradiation of products on a regular basis. The majority of revenue growth is occurring in medical sterilization.

During the third quarter of 2007, processing costs as a percentage of sales were 17.7 percent, which compares favorably to 24.2 percent in the third quarter of 2006. General administrative and development costs as a percentage of sales during the third quarter of 2007 were 38.5 percent compared to 44 percent in the third quarter of 2006. During the first three quarters of 2007, processing costs as a percentage of sales were 20 percent compared to
22.5 percent during the first three quarters of 2006. General, administrative and development costs as a percentage of sales were 42 percent during the first three quarters of 2007 compared to 44 percent during the same period in 2006. The decline in processing costs and general, administrative and development expenses, as a percentage of sales, was due primarily to the increase in sales as such costs remained relatively constant.

During the third quarter, the Company paid the remaining balance of $200,000 on a loan for Cobalt received in January, 2007.


Management anticipates increased revenue during the remaining quarter of 2007
based on growing demand for irradiation services.   Management believes base
revenues will continue to exceed expenses during the remainder of 2007.




















Liquidity and Capital Resources
-------------------------------
As of September 30, 2007, the Company has cash on hand of $148,414, and accounts receivable of $411,032.




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

Date: November 5, 2007              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer