Form 10KSB
period 2007-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2008-03-31
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549



                                 FORM 10-KSB
                                  (Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934



                     For the year ended December 31, 2007

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

                     Yes                                   No
                     _x_                                   ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's operating revenues for its most recent fiscal year were $2,092,826.

         As of March 28, 2008, 2,751,210 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (2,017,882 shares) was approximately $4,116,479 based on the market price at that date.

                   DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 30, 2008.

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

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits and Reports on Form 8-K

Item 14    Principle Accounting Fees and Services


                                     PART I

Item 1.    Description of Business

     Food Technology Service, Inc., (the 'Company') was organized as a
Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida that uses gamma radiation to remove harmful pathogens and spoilage organisms from customer-owned products. The Company provides contract sterilization services to the medical device, food and consumer goods industries. The Company also irradiates packaging, spices and ingredients. The Company's revenue for 2007 ($2,092,826) resulted primarily from the processing of medical items and food. The Company continues to diversify its customer base, however three customers accounted for approximately 60% of revenues in 2007.

     During the past few years, the Company has aggressively pursued sterilization of medical devices to increase its customer base. Medical device manufacturing is expanding rapidly due to improvements in medical technology and an aging population structure in the U.S. The Company is certified to International Standards Organization (ISO) standards for radiation sterilization of medical devices, which is especially important for potential customers exporting medical products to the EU and Canada. Medical device sterilization represented about 68% of revenues in 2007.

     Food irradiation is a proven technology that can prevent food-borne illness or prevent the spread of insect pests. The process is supported by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the World Health Organization, the American Medical Association, the American Dietetic Association and other governmental and scientific organizations. Food irradiation is a developing segment of the irradiation industry and the Company is well-positioned to take advantage of future growth in this area. Food irradiation was responsible for about 21% of revenues in 2007.

     Although the Company focuses on medical sterilization and food irradiation, the Company has and will continue to take advantage of profitable opportunities to irradiate other products. In particular, the Company irradiates packaging, cosmetic ingredients, horticultural items and consumer goods. Such items accounted for about 11% of 2007 revenues.

Processing Plant Operations

Procedures

     Products to be irradiated are placed in a conveying system that moves the items past a Cobalt 60 source at a rate that is dependent on the required dose. The dose is also related to the density of the product and the strength of the Cobalt 60 source. The actual dose received by a product is verified through dosimeters placed on the product. The Company produces a detailed record of the irradiation process for each product and maintains an extensive quality assurance program. The process cannot make products radioactive just as a dental x-ray does not make the patient's teeth radioactive.

Personnel

     As of December 31, 2007, the Company had thirteen employees.

Cobalt 60 Supply

     The level of radioactive energy of Cobalt 60 declines at approxiately 1% per month, and new Cobalt 60 must be purchased at intervals to accommodate this decrease in energy as well as customer growth. MDS Nordion is the Company's supplier of Cobalt 60 and has agreed to accept the return of all Cobalt 60 that has reached the end of its useful life. Cobalt 60 is available from one other source. See "Agreements with MDS Nordion" below.

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

Agreements with MDS Nordion

     The Company, in September 1990, entered into an agreement with MDS Nordion whereby MDS Nordion agreed to sell irradiation equipment and Cobalt 60 to the Company to operate its irradiation facility. To secure payment of the purchase price, the Company and MDS Nordion executed a Convertible Debenture and Security Agreement, both dated January 15, 1992. The balance of the debt, including interest at December 31, 2007 was $777,726.

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

     By agreements dated March 6, 2001, April 17, 2001, May 18, 2001 and November 20, 2001, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. MDS Nordion has waived its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2009.

     In addition to Cobalt 60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of Cobalt 60 at the Company's facility in anticipation of the Company's future needs. At the end of 2007, there were approximately 1.2 million curies of Cobalt 60 both owned and stored at the Company's facility. Title in and to 150,174 curies of Cobalt 60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.

Item 2.    Description of Properties

     The Company's irradiation facility and executive office are located on an approximately 2.17 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between Central Florida near the major interstate systems. The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's facility is designed to operate 24 hours per day, seven days per week. As of December 31, 2007, the Company had in use approximately 1.2 million curies of Cobalt 60. The facility is licensed for a maximum of 4,500,000 curies of Cobalt 60 which allows production to be increased significantly, if needed.

     During the fourth quarter of 2006, the Company completed construction of an approximately 8,000 square foot warehouse on 2.17 acres of Company-owned land adjacent to the processing facility. The Company commenced leasing the facility in December of 2006 to an existing customer under the terms of a 5-year lease.

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


                                 BID PRICES*
                                 -----------

                        2006       High      Low
                        ----       ----      ---
                   First Quarter  $4.16     $ 3.00
                   Second Quarter  3.84       2.92
                   Third Quarter   3.94       2.96
                   Fourth Quarter  3.46       1.96

                        2007       High      Low
                        ----       ---       ---
                   First Quarter  $3.23     $2.14
                   Second Quarter  2.80      2.40
                   Third Quarter   2.86      2.05
                   Fourth Quarter  4.00      2.48

        *Reflects 1:4 Reverse Stock Split on July 3, 2006

(b) As of December 31, 2007, the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(c) The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6.     Management's Discussion and Analysis

Plan of Operations

     Food Technology Service, Inc. had revenue of $2,092,826 in 2007. This is an increase of 18% over 2006 revenue of $1,771,914. The Company had net income before taxes of $234,752 in 2007. In 2006, the Company began reflecting the value of tax-loss carry-forward credits on its financial statements. Assigning a value to those credits increased net income after taxes in 2006 by $650,000. Discounting the impact of valuing the tax-loss carry-forward credits, the Company had net income before taxes of $88,667 in 2006. Thus, net income for 2007 increased by approximately 265% over 2006.

     Management attributes increased revenue to a growing customer base that requires irradiation of products on a regular basis. The majority of revenue growth is occurring in medical sterilization but strong interest has developed in food irradiation due to recent food recalls and illness outbreaks. The Company is actively seeking to diversify the customer base - in 2006 three customers accounted for about 64% of revenues. In 2007, those same three customers accounted for approximately 60% of revenues.



     During 2007, processing costs as a percentage of sales were 25.1 percent which compares favorably to 26.5 percent in 2006. General administrative and development costs as a percentage of sales during 2007 were 40.9 percent compared to 42.9 percent in 2006. The decline in processing costs and general, administrative and development expenses, as a percentage of sales, was due primarily to the increase in sales as such costs remained relatively constant.

     In order to comply with SFAS 123R, the Company is reporting the value of stock-options granted in 2007 as an item of expense. These options have been issued to Company employees, certain service providers and Board members and were valued using the Black-Scholes option-pricing model. This action increased expenses in 2007 by $33,534.

     During the first quarter of 2007, the Company purchased and installed Cobalt to replace Cobalt lost to normal deterioration and to expand production capacity. That purchase was paid by a combination of cash on hand and short-term financing which was paid in full in 2007. The Company also made a payment of $100,000 during 2007 on long-term debt owed to MDS Nordion.

     Although there is no assurance, management anticipates continued profitability during 2008 with revenues exceeding those in 2007. The majority of revenue increases are anticipated for the third and fourth quarters after the Company installs additional Cobalt to increase capacity. Management does not anticipate any significant increases in actual processing costs or general and administrative expenses during 2008.

Liquidity and Capital Resources

     At December 31, 2007, the Company had cash on hand of approximately $257,286. At December 31, 2007, the Company's outstanding debt to MDS Nordion amounted to $777,726 which is evidenced by a Debenture and Security Agreement.
 The debt, which includes interest of $514,532 bears interest at prime plus 1%. Such debt is due and payable on demand.

Item 7.     Financial Statements

     Reference is made to the Company's Financial Statements included herewith.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 8(a) Controls and Procedures

     The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007 (the "Evaluation Date"). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company, were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over Financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

     There were no changes in the internal controls over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company.

      Reference is made to the Company's Proxy Statement to be used in conjunction with the 2008 Annual Shareholders Meeting scheduled to be held on May 30, 2008.

Item 10.    Executive Compensation


     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2008 Annual Shareholders Meeting scheduled to be held on May 30, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2008 Annual Shareholders Meeting scheduled to be held on May 30, 2008.

Item 12.    Certain Relationships and Related Transactions

         See Item 1 Business -"Agreements with MDS Nordion."

Item 13.    Exhibits

(a)    Exhibits
       --------

(1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
(2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
(10)   Agreements entered into by the Company with MDS Nordion
*(a)   Reimbursement and Indemnity Agreement dated October 22, 1991
*(b)   Agreement dated December 11, 1991
*(c)   Debenture dated January 15, 1992
*(d)   Copy of Security & Mortgage Agreement dated January 15, 1992
*(e)   Financing Agreement dated February 21, 1992
*(f)   Security Agreement dated February 21, 1992
**(g)  Letter Agreement dated March 31, 1994 and April 13, 1994
***(h)  Modification Agreement
(14)   Code of Ethics****
(31)   Rule 13a-14(a)/15d-14(a) Certifications*****
(32)   Section 1350 Certification*****

* Reference is made to Exhibit (c)(3) included in the Company's Form 10-KSB Report filed for the year ended December 31, 1991.

** Reference is made to Exhibit 10(g) included in the Company's Form 10-KSB Report filed for the year ended December 31, 1994.

*** Reference is made to Exhibit 10(h) included in the Company's Form 10-KSB Report filed for the year ended December 31, 2000.

****   Reference is made to Exhibit 14 included in the Company's
       Form 10-KSB Report filed for the year ended December 31, 2003.

*****  Filed herewith.


Item 14.  Principle Accounting Fees and Services

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2008 Annual Shareholders Meeting scheduled to be held on May 30, 2008.

                                 SIGNATURES
                                 ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st of March 2008.

                                        FOOD TECHNOLOGY SERVICE, INC.
                                        By: /S/ Richard G. Hunter, Ph.D.
                                            ---------------------------
                                        Richard G. Hunter, Ph.D.
                                        Chief Executive Officer and
                                        Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

           Name                     Title                Date


 /S/ Richard G. Hunter, Ph.D.       Director           March 31, 2008
------------------------------
Richard G. Hunter, Ph.D.

 /S/ Samuel Bell                    Director           March 31, 2008
------------------------------
Samuel Bell

 /S/ John Corley                    Director           March 31, 2008
------------------------------
John Corley

 /S/ David Nicholds                 Director           March 31, 2008
------------------------------
David Nicholds

 /S/ John T. Sinnott                Director           March 31, 2008
------------------------------
John T. Sinnott, M.D., F.A.C.P

/S/ Ronald Thomas                   Director           March 31, 2008
------------------------------
Ronald Thomas










                       FOOD TECHNOLOGY SERVICE, INC.

                       INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets - December 31, 2007 and 2006

Statement of Operations - Years Ended December 31, 2007, 2006 and 2005

Statement of Stockholders' Equity - Years Ended December 31, 2007, 2006 and 2005

Statement of Cash Flows - Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements





                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 and Stockholders
Food Technology Service, Inc.

     We have audited the accompanying balance sheet of Food Technology Service, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.


FAIRCLOTH & ASSOCIATES, P.A.
Tampa, Florida
February 21, 2008


                        FOOD TECHNOLOGY SERVICE, INC.
                             BALANCE SHEET



                                                   December 31,
                                               2007               2006
                                               ----               ----


                                 ASSETS
                                 ------

Current Assets:

  Cash                                       $257,286          $425,110
  Accounts Receivable, Less Allowance
    for Doubtful Accounts of $2,500           337,414           362,684
  Prepaid Expenses                             28,269            27,852
                                             --------           -------

    Total Current Assets                      622,969           815,646
                                             --------           -------

Property and Equipment:

  Buildings                                 3,282,029         3,277,209
  Cobalt                                    3,900,496         3,100,973
  Furniture and Equipment                   1,799,621         1,792,601
  Less:  Accumulated Depreciation          (5,236,601)       (4,868,623)
                                           ----------        ----------
                                            3,745,545         3,302,160

Land                                          171,654           171,654
                                           ----------        ----------

   Total Property and Equipment             3,917,199         3,473,814
                                           ----------        ----------

Other Assets:

  Deferred Income Taxes                       650,000           650,000
  Utility Deposit                               5,000             5,000
  Loan Costs                                    9,143            11,429
                                           ----------        ----------

    Total Other Assets                        664,143           666,429
                                           ----------        ----------

    Total Assets                           $5,204,311        $4,955,889
                                           ----------        ----------



                     SEE NOTES TO FINANCIAL STATEMENTS




                      FOOD TECHNOLOGY SERVICE, INC.
                           BALANCE SHEET

                                                     December 31,
                                              2007                2006
                                              ----                ----

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities
  Current Portion of Note Payable             $   9,033          $3,113
  Accounts Payable and Accrued Liabilities       68,334          80,855
  Financing Agreement Payable                   777,726         801,576
                                                -------         -------


    Total Current Liabilities                   855,093         885,544
                                                -------         -------


Note Payable After One Year                     235,681         246,787
                                                -------         -------


Total Liabilities                             1,090,774       1,132,331


Stockholders' Equity:


  Common Stock $.01 Par Value, Authorized
  5,000,000 Shares, Issued 2,756,364
  Shares in 2007 and in 2006                     27,564          27,564


  Paid-In Capital                            12,114,350      12,059,123
  Deficit                                    (8,009,886)     (8,244,638)
                                             ----------      -----------


                                              4,132,028       3,842,049


Less, 5,154 Treasury Shares at Cost             (18,491)        (18,491)
                                             ----------       ----------


      Total Stockholders' Equity              4,113,537       3,823,558
                                              ---------       ---------


Commitments and Contingencies
(Note H)

   Total Liabilities and Stockholders' Equity $5,204,311     $4,955,889
                                              ----------     ----------




                       SEE NOTES TO FINANCIAL STATEMENTS





                      FOOD TECHNOLOGY SERVICE, INC.
                        STATEMENT OF OPERATIONS

                                                       Year Ended

						       December 31,
                                         2005           2006            2007
                                         ----           ----            ----


Net Revenues                         $ 1,703,556     $1,771,914      $2,092,826
                                     -----------     ----------      ----------


Processing Costs                         441,897        469,443         524,256


Selling, General and Administrative      707,539        759,982         856,676


Depreciation                             366,241        389,568         368,152


Interest Expense                          49,030         64,254         108,990
                                       ----------     ----------      ----------


                                       1,564,707      1,683,247       1,858,074
                                       ---------      ---------       ----------


Income (Loss) before Income Taxes        138,849         88,667         234,752

Income Taxes

  Current                                 41,700         31,800          97,700
  Deferred Income Tax (Benefit)                        (650,000)
                                      ----------       ---------     ----------
         Total                            41,700       (618,200)         97,700


Income (Loss) before Benefit of
  Tax Loss Carryovers                     97,149        706,867         137,052


Benefit of Tax Loss Carryovers            41,700         31,800          97,700
                                      ----------     ----------      ----------


   Net Income                         $  138,849     $  738,667      $  234,752
                                      ----------     ----------      ----------


Net Income Per Common Share           $    0.050     $    0.268      $    0.085
                                      ----------     ----------      ----------






                      SEE NOTES TO FINANCIAL STATEMENTS











                             FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENT OF STOCKHOLDERS' EQUITY


                                  Common      Paid-In                 Treasury
                                  Stock       Capital       Deficit     Stock
                                 --------    ---------     ---------  ---------

Balance, December 31, 2004       $  27,560  $12,058,027  $(9,122,154)

    Issuance of 500 Shares Upon
    Exercise of Stock Options            5        1,095


    Net Income for Year                                      138,849
                                 ---------   ----------   ----------


Balance, December 31, 2005          27,565    12,059,122  (8,983,305)


Purchase of 10,404 Treasury Shares                                     $18,491


Net Income for Year                                          738,667
                                 ---------   -----------  ----------  --------


Balance, December 31, 2006          27,565    12,059,122  (8,244,638)   18,491


Stock Option Expense                              55,227


    Net Income for Year                                      234,752
                                 ---------   -----------  ----------  --------
Balance, December 31, 2007      $   27,565   $12,114,349  $(8,009,886) $18,491
                                ----------   -----------  ----------- --------



                           SEE NOTES TO FINANCIAL STATEMENTS






                               FOOD TECHNOLOGY SERVICE, INC.
                                  STATEMENT OF CASH FLOWS



                                                Year Ended December 31,
                                           2005           2006         2007
                                           ----           ----         ----


Cash Flows from Operations:
  Cash Received from Customers         $  1,552,551  $  1,693,681  $2,116,497
Interest Paid                                            (3,314)    (32,839)
  Cash Paid for Operating Expenses       (1,124,462)   (1,174,668) (1,334,934)
                                       ------------   ------------  ----------
                                            428,089       515,699     748,724

Cash Flows from Investing:
  Purchase of Building, Equipment
  and Cobalt                               (24,906)      (846,729)   (811,363)
                                       ------------   -----------   ----------
                                           (24,906)      (846,729)   (811,363)

Cash Flows from Financing Activities:
  Proceeds from Borrowing                                 249,900
  Loan Costs Paid                          (11,429)
  Proceeds from Sale of Common Stock         1,100
  Purchase of Treasury Stock                              (18,491)
  Payment of Loans                        (100,000)                  (105,185)
                                       ------------   ------------   ---------


					  (110,329)        231,409   (105,185)

Net Increase (Decrease) in Cash            292,854         (99,621)  (167,824)


Cash at Beginning of Year                  231,877         524,731    425,110
                                        ----------    ------------   ---------


Cash at End of Year                     $  524,731    $    425,110   $ 257,286
                                        ----------    ------------   ---------


Reconciliation of Net Loss to
  Net Cash Provided (Used) by Operations:
  Net Income (Loss)                     $  138,849    $    738,667   $ 234,752


Adjustments to Reconcile
  Net Income (Loss) to Cash Provided or Used:
  Loan Cost Amortization                                                 2,286
  Deferred Income Taxes                                   (650,000)
  Depreciation                             366,241         389,568     368,152
  Non Cash Payments of Interest
  and Salaries                              78,842          67,834     131,203
  (Increase)Decrease in Receivables       (151,005)        (75,733)     25,270
  (Increase) Decrease in Prepaid
  Expenses                                 (15,392)         (6,903)       (417)
  Increase (Decrease) in Payables
  and Accruals                              10,554          52,266     (12,522)
                                         ---------       ---------   ----------


Net Cash Provided (Used) by
   Operating Activities                  $  428,089      $ 515,699   $ 748,724
                                         ----------      ---------   ---------


Supplemental schedule of non-cash investing and financing activities.


The Company converted $50,842, $67,834 and $76,151 of interest expense to debt in 2005, 2006, and 2007 respectively.


Also receivables of $28,000 were forgiven for services in 2005.




                         SEE NOTES TO FINANCIAL STATEMENTS




                           FOOD TECHNOLOGY SERVICE, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007


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





                       FOOD TECHNOLOGY SERVICE, INC.



                       NOTES TO FINANCIAL STATEMENTS
                            December 31, 2007
Note A - Summary of Significant Accounting Policies (continued):

7. Net Income Per Share


Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share are not presented because the result of using common stock equivalents in the computation is antidilutive.


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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the prospective transition method and therefore has not restated prior periods. Under this transition method, stock-based compensation expense in 2006 included compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the SFAS. The Company recognizes these compensation costs for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.


Note B - Financing Agreement:


Convertible Financing Agreement to Nordion due
on demand plus interest at 1% over prime    $263,194

Non-convertible accrued interest             514,532
                                             -------
                                            $777,726
                                             -------


At December 31, 1999 the Company owed MDS Nordion, $378,598 (payable in Canadian currency), $375,732 in cash advances and $200,146 in accrued interest totaling $954,476. Such debt was all due January 5, 2001.


On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at February 4, 2000 was $963,194 in U.S. dollars, which included $22,114 accrued interest. The parties further agreed that the payable debt, interest accruing thereon, and any future advances remain, at Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. Nordion has agreed to waive its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2009.



                          FOOD TECHNOLOGY SERVICE, INC.


                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007



Note B - Financing Agreement (continued):



All assets of the Company (except for the warehouse and land mentioned in Note
C) collateralize all sums advanced by the supplier including accrued interest.



Note C - Note Payable and Related Lease Agreement:



On November 18, 2005 the Company entered into a loan agreement to borrow $249,900 from a Credit Union. Such loan was funded during 2006 and the proceeds were used to construct a warehouse at the Company's existing facility. The loan bears interest at 7.375%, payable $2,300 monthly including principal and interest through June 2012, with a balloon payment of $196,606 on July 1, 2012.

The Note is collateralized by a mortgage on the property where the warehouse is located and assignment of rental payments from a lease agreement entered into with a major customer. Under the terms of the five year lease, monthly rental payments of $3,333 commenced in December 2006. The tenant has an option to renew the lease for five additional periods of one year each.



The note principal is payable as follows:



                               2008    $    9,033
                               2009        10,575
                               2010        11,382
                               2011        12,250
                               2012       201,474
                                        ---------


                                       $  244,714
                                        ---------


Note D - Income Taxes:



The Company has unused operating loss carry forwards available at December 31, 2007 of $7,469,012 for tax purposes and $7,487,742 for financial reporting purposes. The loss carry forwards expire as follows:



                                            Amount
                                            ------


                         Year             Tax                Book
                         ----             ---                ----


                         2008         $ 1,297,455       $   945,703
                         2009           1,239,590         1,239,696
                         2010           1,262,386         1,292,314
                         2011           1,048,800         1,065,209
                         2012             688,497           983,017
                         2018             647,342           573,699
                         2019             840,410           881,875
                         2020              86,215           147,912
                         2022             256,356           256,356
                         2024             101,961           101,961
                                      -----------        ----------


                                      $ 7,469,012       $ 7,487,742
                                      -----------       -----------




                        FOOD TECHNOLOGY SERVICE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 2007



Note D - Income Taxes (continued):

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:



                                             2007        2006
                                             ----        ----
   Net operating loss carry forwards     $2,817,000   $3,284,484
                                          ---------   ----------


    Net deferred tax assets              2,817,000    3,284,484
     Less - Reserve                      (2,167,000)  (2,634,484)
                                          ---------   ----------


   Deferred Benefit                      $  650,000   $  650,000
                                         ----------   ----------


As of December 31, 2005, the Company fully reserved its deferred tax asset because it could not demonstrate that it would have the future taxable income necessary to realize that asset. During 2006, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize a portion of the Company's deferred asset. Accordingly, $650,000 of the reserve was reversed as a credit to income tax expense during 2006. No adjustments were necessary in 2007.

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. Accordingly, if future operations generate taxable income greater than the projections further adjustments to reduce the reserve are possible. Conversely, if the Company realizes unforeseen material losses in the future and its future projections of income decrease the reserve could be increased resulting in a charge to income.



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


                                  125,000
                                  -------


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



Such plan, as amended on May 18, 2000, grants options to Directors on the date a Director is elected at the average quoted market price for the five days preceding the date of grant. Such options may be exercised after one year. The plan was further amended on March 1, 2001 to grant each non-employee Director options to purchase 1,500 shares annually at the market value on the date of grant and effective May 2005 the Chairman is awarded options for an additional 2,500 shares annually.



Shares were granted to Directors under this plan as follows:



                                 Year      Shares     Per Share
                                 ----      ------     ---------


                                 2005       7,000       $4.12
                                 2006      10,000       $3.28
                                 2007      10,000       $2.52



Changes that occurred in options outstanding are summarized below:



                          2007               2006               2005
                          ----               ----               ----
                         Average            Average            Average
                        Exercise            Exercise           Exercise
                 Shares   Price     Shares   Price   Shares     Price
                 ------   -----     ------   -----   ------     -----



Outstanding
at beginning
of year         147,500   $3.20     61,250   $4.88   62,714     $5.80


Granted          30,000   $2.55    112,500   $3.25   11,750     $4.12

Exercised           --      --          --      --     (500)    $2.20

Expired/canceled (6,250)  $2.07    (26,250)  $2.16  (12,714)    $8.64

Outstanding at
end of year     171,250   $3.26    147,500   $3.20   61,250     $4.88


Exercisable at
end of year      58,750   $3.62     30,750   $4.08   39,500     $5.20

As mentioned in Note A, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. As a result, additional compensation expense of $21,693 and $33,534 was recorded in 2006 and 2007 respectively. An additional $92,795 could be recorded over the remaining vesting period of 56 months. The Company used the following assumptions in applying the Black-Scholes pricing method:



           Risk free interest rate    4.95%
           Expected Volatility          30%
           Expected Life           5 years
           Dividend Yield                0%




                        FOOD TECHNOLOGY SERVICE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2007



Note F - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, MDS Nordion owns approximately 25.86% of the Company's outstanding common stock (see Note B for financing arrangements).



The Company has recently purchased the following Cobalt from MDS Nordion:



                Year         Curies           Amount
                ----         ------           ------


                2006         195,139         $394,839
                2007         384,065          799,523



The President of the Credit Union which funded the Company's warehouse loan was a Director of the Company. (see Note C)



Note G - Concentration and Credit Risk:



Although the Company continues to diversify its customer base, three customers accounted for approximately 60% of revenues in 2007.



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