Form 10QSB
period 2008-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2008-05-15
CIK 868267

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 2008        Commission File Number 0-19047
                           --------------

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
                            --      --

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."


      Class                                           March 31, 2008
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,458 shares




















                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   MARCH 31,    DECEMBER 31,
                                                     2008         2007
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   440,439    $ 257,286
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2008
     and 2007                                         277,311      337,414
  Prepaid Expenses                                     49,211       28,269
                                                   ----------   ----------
     Total Current Assets                             766,961      622,969
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            3,900,496    3,900,496
  Furniture and Equipment                           1,887,894    1,799,621
  Building                                          3,282,029    3,282,029
  Less Accumulated Depreciation                    (5,327,388)  (5,236,601)
                                                   ----------   ----------
      Total                                         3,743,031    3,745,545

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  3,914,685    3,917,199
                                                    ---------    ---------


Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                            8,572        9,143
  Deferred Income Tax                                 650,000      650,000
                                                   ----------   ----------
      Total Other Assets                              663,572      664,143
                                                   ----------   ----------

Total Assets                                      $ 5,345,218  $ 5,204,311
                                                  ===========   ==========

















                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   MARCH 31,    DECEMBER 31,
                                                     2008            2007
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------                 ------          ------
                                                    (unaudited)       *

Current Liabilities:
  Current Portion of Note Payable                 $     9,033     $  9,033
  Accounts Payable and Accrued Liabilities            109,741       68,334
  Financing Agreement and Debenture Payable           793,878      777,726
                                                   ----------   ----------
     Total Current Liabilities                        912,652      885,093
                                                   ----------     --------
  Note Payable After One Year                         233,568      235,681
                                                   ----------     --------
Total Liabilities                                   1,146,220    1,090,774
                                                   ----------   ----------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued and
    outstanding on December 31, 2007                   27,564       27,564
  Paid in Capital                                  12,123,258   12,114,350
  Deficit                                          (7,933,333)  (8,009,886)
  Treasury Stock, 5,155 shares at cost                (18,491)     (18,491)
                                                   ----------   ----------
Total Stockholders' Equity                          4,198,998    4,113,537
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 5,345,218  $ 5,204,311
                                                   ==========   ==========









 * Condensed from audited financial statements













                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                                        2008         2007
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 558,869   $ 480,517
Processing Costs                                       135,987     113,600
                                                     ---------    --------
           Income from Operations                      422,882     366,917

General Administrative and Development                 233,875     191,979
Depreciation                                            90,787      87,998
Interest Expense                                        21,666      22,138
                                                     ---------    --------
Income Before Income Taxes                              76,554      64,802

Income Taxes
    Current                                             29,091      24,625
                                                     ---------    --------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                                            47,463      40,177

Benefit of Tax
  Loss Carryovers                                       29,091      24,625
                                                     ---------    --------
Net Income    	                                   $  76,554    $ 64,802
                                                     =========    ========
Net Income per Common Share                             $0.028      $0.024
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.












                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,       March 31,
                                                        2008            2007
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                          $    618,972      $   484,458
   Interest Received                                        13              335
   Interest Paid                                        (5,514)          (4,896)
   Cash Paid for Operating Expenses                   (400,650)        (334,219)
                                                      ---------        ---------
                                                       212,821          145,678
Cash Flows from Investing:
   Property & Equipment Purchase                       (27,555)        (523,804)
                                                     ----------       ---------
                                                       (27,555)        (523,804)

Cash Flows from Financing Activities:
   Repayment on Note Payable                            (2,113)             -
                                                     ----------       ---------
                                                        (2,113)             -
                                                     ----------       ---------

Net Increase (Decrease) in Cash                        183,153        (378,126)

Cash at Beginning of Period                            257,286          425,110
                                                    ----------       ----------
Cash at End of Period                               $  440,439       $   46,984
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                        $ 76,554        $  64,802

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        90,787           87,998
   Amortization                                           571              571
   Accrued Interest                                    16,152           17,242
  (Increase) Decrease in Inventories                      -               -
  (Increase) Decrease in Receivables                   60,103            3,941
  (Increase) Decrease in Prepaids                     (20,942)         (11,550)
   Increase (Decrease)in Payables and Accruals        (10,404)         (17,326)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                         $  212,821       $  145,678
                                                   ==========       ==========







Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc., had revenues of $558,869 during the first quarter of 2008. This compares to revenues of $480,517 for the same period in 2007. This is an increase of 16.3 percent. The Company had net income during the first quarter of 2008 of $76,554 compared to net income of $64,802 during the first quarter of 2007. This is an increase of about 18.1 percent.

Management attributes increased revenue to growing demand from both existing and new customers, particularly those requiring sterilization of medical devices. Irradiation of food and consumer goods is growing at a lesser rate. The Company plans to install additional Cobalt during the second quarter of 2008 to provide capacity to meet growing demand.

During the first quarter of 2008, processing costs as a percentage of sales were 24.3 percent compared to 23.6 percent in the first quarter of 2007. General administrative and development costs as a percentage of sales during the first quarter of 2008 were 41.8 percent compared to 40 percent in the first quarter of 2007. The slight increases in processing costs and general, administrative and development expenses, as a percentage of sales, were due primarily to increased salary expense.

Management anticipates increased revenue during the remaining quarters of 2008.




Liquidity and Capital Resources
-------------------------------
As of March 30, 2008, the Company has cash on hand of $440,439 and accounts receivable of $277,311.

























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

Date: May 15, 2008              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer