Form 10-Q
period 2008-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2008-08-11
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                 THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly period ended June 30, 2008


                  Commission File Number 0-19047
                                         -------


                       FOOD TECHNOLOGY SERVICE, INC.
        (Exact Name of Registrant as Specified in its charter)

         FLORIDA                                    59-2618503
  (State of Incorporation or Organization)  (Employer Identification Number)

                502 Prairie Mine Road, Mulberry, FL 33860
               (Address of Principal Executive offices)(Zip code)

     Registrants telephone number, including area code (863) 425-0039


     Indicate by check mark whether the Registrant: (1) has filed all by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.     Yes  [X ]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.):   Yes  [   ]   No  [X ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


      Class                                           June 30, 2008
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,458 shares



PART I - FINANCIAL INFORMATION


Item 1.		Financial Statements


                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   JUNE 30,    DECEMBER 31,
                                                     2008         2007
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   181,710    $ 257,286
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2008
     and 2007                                         255,676      337,414
  Prepaid Expenses                                     73,033       28,269
                                                   ----------   ----------
     Total Current Assets                             510,419      622,969
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            4,372,318    3,900,496
  Furniture and Equipment                           1,892,156    1,799,621
  Building                                          3,282,029    3,282,029
  Less Accumulated Depreciation                    (5,416,311)  (5,236,601)
                                                   ----------   ----------
      Total                                         4,130,192    3,745,545

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  4,301,846    3,917,199
                                                    ---------    ---------


Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                            8,000        9,143
  Deferred Income Tax                                 650,000      650,000
                                                   ----------   ----------
      Total Other Assets                              663,000      664,143
                                                   ----------   ----------

Total Assets                                      $ 5,475,265  $ 5,204,311
                                                  ===========   ==========










                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   JUNE 30,     DECEMBER 31,
                                                     2008           2007
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------                 ------         ------
                                                  (unaudited)        *

Current Liabilities:
  Current Portion of Note Payable                 $     9,033     $  9,033
  Accounts Payable and Accrued Liabilities             92,037       68,334
  Financing Agreement and Debenture Payable           806,347      777,726
                                                   ----------   ----------
     Total Current Liabilities                        907,417      885,093
                                                   ----------     --------
  Note Payable After One Year                         231,111      235,681
                                                   ----------     --------
Total Liabilities                                   1,138,528    1,090,774
                                                   ----------   ----------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued and
    outstanding                                        27,564       27,564
  Paid in Capital                                  12,131,223   12,114,350
  Deficit                                          (7,803,559)  (8,009,886)
  Treasury Stock, 5,155 shares at cost                (18,491)     (18,491)
                                                   ----------   ----------
Total Stockholders' Equity                          4,336,737    4,113,537
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 5,475,265  $ 5,204,311
                                                   ==========   ==========









 * Condensed from audited financial statements













                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007


                                                        2008         2007
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 623,061   $ 537,643
Processing Costs                                       136,131     102,788
                                                     ---------    --------
           Income from Operations                      486,930     434,855

General Administrative and Development                 251,321     257,419
Depreciation                                            88,923      95,116
Interest Expense                                        16,913      34,616
Loss on Currency Exchange                                 -         29,985
                                                     ---------    --------
Income Before Income Taxes                             129,773      17,719

Income Taxes
   Current                                              49,314       5,316
                                                     ---------   ---------
Income (Loss)before
   Benefit of Tax Loss
   Carryovers                                           80,459      12,403

Benefit of Tax
   Loss Carryovers                                      49,314       5,316
                                                     ---------    --------
Net Income                                           $ 129,773    $ 17,719
                                                     =========    ========
Net Income per Common Share                             $0.047      $0.006
                                                     =========    ========






NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.






                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

                                                        2008          2007
                                                        ----          ----
                                                    (unaudited)    (unaudited)

Net Sales                                           $1,181,930     $1,018,160
Processing Costs                                       272,118        216,388
                                                     ---------      ---------
          Income from Operations                       909,812        801,772

General Administrative and Development                 485,196        449,398
Depreciation                                           179,710        183,114
Interest Expense                                        38,579         56,754
Loss on Currency Exchange                                 -            29,985
                                                     ---------      ---------
Income Before Income Taxes                             206,327         82,521

Income Taxes
   Current                                              78,404         24,756
                                                     ---------      ---------
Income (Loss) before
   Benefit of Tax Loss
   Carryovers                                          127,923         57,765

Benefit of Tax
   Loss Carryovers                                      78,404         24,756
                                                     ---------      ---------
Net Income                                           $ 206,327     $   82,521
                                                     =========       ========
Net Income per Common Share **                          $0.075         $0.030
                                                     =========       ========






NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.







                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                    Six Months       Six Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                        2008            2007
                                                   -------------   ------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                          $  1,263,668      $ 1,017,505
   Interest Received                                        22              354
   Interest Paid                                        (9,958)         (18,960)
   Cash Paid for Operating Expenses                   (760,381)        (714,429)
                                                      ---------        ---------
                                                       493,351          284,470
Cash Flows from Investing:
   Property & Equipment Purchase                      (564,357)        (636,927)
                                                     ----------       ---------
                                                      (564,357)        (636,927)

Cash Flows from Financing Activities:
   Repayment on Note Payable                            (4,570)             -
                                                     ----------       ---------
                                                        (4,570)             -
                                                     ----------       ---------

Net Increase (Decrease) in Cash                        (75,576)        (352,457)

Cash at Beginning of Period                            257,286          425,110
                                                    ----------       ----------
Cash at End of Period                               $  181,710       $   72,653
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                       $ 206,327        $  82,521

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       179,710          183,114
   Amortization                                         1,143            1,143
   Accrued Interest                                    28,621           37,794
   Non-Cash Exchange Loss                                 -             29,985
  (Increase) Decrease in Receivables                   81,738          (65,487)
  (Increase) Decrease in Prepaids                     (44,764)           5,986
   Increase (Decrease)in Payables and Accruals         40,576            9,414
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                         $  493,351       $  284,470
                                                   ==========       ==========



Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations

	Food Technology Service Inc. had record revenues of $623,061 during the second quarter of 2008 compared to revenues of $537,643 for the same period in 2007. This is an increase of 15.9 percent. The Company had net income during the second quarter of 2008 of $129,773 compared to net income of $17,719 during the second quarter of 2007. This is an increase of about 632 percent. For the first half of 2008, the Company had record revenues of $1,181,930 and net income of $206,327. Revenues during the first half of 2007 were $1,018,160 and the Company had net income of $82,521. Revenues increased by about 16 percent and net income increased by about 150 percent in the first half of 2008 compared to the same period in 2007.

Management attributes increased revenue to a growing customer base that requires irradiation of products on a regular basis. Although revenue from irradiation of all product categories has increased, the majority of growth is occurring in medical sterilization.

During the second quarter of 2008, processing costs as a percentage of sales were 21.8 percent. This compares to 19.1 percent in the second quarter of 2007. This increase was largely due to in-house costs associated with the installation of Cobalt in June. General administrative and development costs as a percentage of sales during the second quarter of 2008 were 40.3 percent compared to 48
percent in the second quarter of 2007.   This results from the fact that such
costs are relatively fixed in relation to increased sales.

During the first half of 2008, processing costs as a percentage of sales were 23 percent compared to 21.3 percent in the first half of 2007. These costs increased due to the installation of Cobalt in June. Similarly, general, administrative and development costs as a percentage of sales were 40.8 percent during the first half of 2008 compared to 44.1 percent during the first half of 2007. This also results from the fact that such costs are relatively fixed in relation to increased sales.

As previously mentioned, the Company installed additional Cobalt during the second quarter at a cost of approximately $530,000. The Company paid cash for this Cobalt. Management anticipates increased revenue during the remaining quarters of 2008 based on growing demand for irradiation services.


Item 3. Quantitative and Qualitative Disclosure about Market Risks

	Not Applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation at the end of the period covered by this report, our Chief Executive and Financial Officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to the disclosed by us in the reports that we filed under the Exchange Act gathered, analyzed and disclosed with adequate timelines, accuracy and completeness and to ensure that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls.   There have been no significant changes in our
internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.


PART II - OTHER INFORMATION


Item 1. Legal Proceedings

The Company is not involved in any legal proceedings.

Items 2.-5.	Not Applicable

Item 6.  Exhibits:

	Exhibit 31  --  Certification of Principal Executive and Financial Officer
	Exhibit 32  --  Certification of Principal Executive and Financial Officer







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer