Form 10-K/A
period 2007-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2008-08-12
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C. 20549
                                     FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2007

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
    For the transition period from                        to



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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes  [  ]    No  [ X ]

    Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15 (d) of the Act.  Yes  [  ]   No  [ X ]

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X ]   No  [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large Accelerated Filer [] Accelerated Filer [] Non-Accelerated Filer [] Smaller Reporting Company []

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.):   Yes  [   ]   No  [X ]

As of March 28, 2007, 2,751,303 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (2,017,882 shares) was approximately $4,116,479 based on the market price at that date.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 14, 2008.






























PART II

Item 8A.     Controls and Procedures.

Attached as exhibits to this Form 10-K/A are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule I 3a- 15 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer who also acts as the Company's Chief Financial Officer. Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.





                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FOOD TECHNOLOGY SERVICE, INC.

                                         By:     /s/  Richard G. Hunter, Ph.D.
                                                 ------------------------------
Date: August 4, 2008                             Richard G. Hunter, Ph.D., Chief
                                                 Executive Officer and
                                                 Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     Name                         Title                    Date

/s/ Richard G. Hunter, Ph.D.               Director               August 4, 2008
----------------------------
Richard G. Hunter, Ph.D.

/s/ Samuel Bell                            Director               August 4, 2008
----------------------------
Samuel Bell

/s/ John Corley                            Director               August 4, 2008
----------------------------
John Corley

/s/ David Nicholds                         Director               August 4, 2008
----------------------------
David Nicholds

/s/ John T. Sinnot                         Director               August 4, 2008
----------------------------
John T. Sinnot, M.D., F.A.C.P.

/s/ Ronald Thomas                          Director               August 4, 2008
----------------------------
Ronald Thomas