Form 10KSB/A
period 2007-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2008-08-28
CIK 868267

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

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15 (d) of the Act.   [  ]

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by

     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X ]   No  [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.):   Yes  [   ]   No  [X ]

     State the issuers revenues for the most recent fiscal year:  $2,092,826.

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

                    DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 14, 2008.


















































PART II

Item 8A.     Controls and Procedures.

Attached as exhibits to this Form 10-KSB/A are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule I 3a- 15 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

                                             FOOD TECHNOLOGY SERVICE, INC.


                                     By:     /s/Richard G. Hunter
                                             ---------------------------
Date: August 28, 2008                        Richard G. Hunter, Ph.D.,
                                             Chief Executive Officer, Chief
                                             Financial Officer and Principal
                                             Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     Name                         Title                         Date


/s/Richard G. Hunter            Director, Chief Executive     August 28, 2008
--------------------
Richard G. Hunter, Ph.D.        Officer, Chief Financial
                                Officer and Principal
                                Accounting Officer

/s/ Samuel Bell                 Director                      August 28, 2008
--------------------
Samuel Bell


/s/ John Corley                 Director                      August 28, 2008
--------------------
John Corley


/s/David Nicholds               Director                      August 28,2008
--------------------
David Nicholds


/s/ John T. Sinnot              Director                      August 28, 2008
--------------------
John T. Sinnot, M.D., F.A.C.P.


/s/ Ronald Thomas               Director                      August 28, 2008
--------------------
Ronald Thomas