Form 10KSB/A
period 2007-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2008-09-18
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                            FORM 10-KSB/A

                          (Amendment No. 3)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2007
                              ------------------
 or

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
















































PART II

Item 8A.     Controls and Procedures.
             ------------------------

Attached as exhibits to this Form 10-KSB/A are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule I 3a- 15 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer who also acts as the Company's Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

                                             FOOD TECHNOLOGY SERVICE, INC.


                                     By:     /s/Richard G. Hunter
                                             ---------------------------
Date: September 18, 2008                        Richard G. Hunter, Ph.D.,
                                             Chief Executive Officer, Chief
                                             Financial Officer and Principal
                                             Accounting Officer