Form 10-Q
period 2008-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2008-11-12
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly period ended September 30, 2008


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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.):   Yes  [   ]   No  [X ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


      Class                                        September 30, 2008
      -----                                       --------------------
Common Stock $.01 Par Value                         2,756,458 shares



PART I - FINANCIAL INFORMATION


Item 1.		Financial Statements


                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2008           2007
                     ASSETS                          ----           ----
                     ------                       (unaudited)         *
Current Assets:
  Cash                                            $   176,560    $ 257,286
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2008
     and 2007                                         275,272      337,414
  Prepaid Expenses                                     40,656       28,269
                                                   ----------   ----------
     Total Current Assets                             492,488      622,969
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            4,383,833    3,900,496
  Furniture and Equipment                           1,896,678    1,799,621
  Building                                          3,282,029    3,282,029
  Less Accumulated Depreciation                    (5,519,076)  (5,236,601)
                                                   ----------   ----------
      Total                                         4,043,464    3,745,545

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  4,215,118    3,917,199
                                                    ---------    ---------


Other Assets:
  Deposits                                              5,000        5,000
  Loan Costs                                            7,429        9,143
  Deferred Income Tax                                 650,000      650,000
                                                   ----------   ----------
      Total Other Assets                              662,429      664,143
                                                   ----------   ----------

Total Assets                                      $ 5,370,035  $ 5,204,311
                                                  ===========   ==========










                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2008           2007
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------                 ------         ------
                                                  (unaudited)        *

Current Liabilities:
  Current Portion of Note Payable                 $      -        $  9,033
  Accounts Payable and Accrued Liabilities             69,826       68,334
  Financing Agreement and Debenture Payable           768,502      777,726
                                                   ----------   ----------
     Total Current Liabilities                        838,328      885,093
                                                   ----------     --------
  Note Payable After One Year                            -         235,681
                                                   ----------     --------
Total Liabilities                                     838,328    1,090,774
                                                   ----------   ----------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued and
    outstanding                                        27,564       27,564
  Paid in Capital                                  12,139,333   12,114,350
  Deficit                                          (7,616,699)  (8,009,886)
  Treasury Stock, 5,155 shares at cost                (18,491)     (18,491)
                                                   ----------   ----------
Total Stockholders' Equity                          4,531,707    4,113,537
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 5,370,035  $ 5,204,311
                                                   ==========   ==========









 * Condensed from audited financial statements













                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


                                                        2008        2007
                                                        ----        ----
                                                    (unaudited) (unaudited)

Net Sales                                            $ 683,409   $ 576,197
Processing Costs                                       128,190     101,984
                                                     ---------    --------
           Income from Operations                      555,219     474,213

General Administrative and Development                 249,950     222,076
Depreciation                                           102,765      93,171
Interest Expense                                        15,645      28,939
Loss on Currency Exchange                                 -           -
                                                     ---------    --------
Income Before Income Taxes                             186,859     130,027

Income Taxes
   Current                                              71,006      39,008
                                                     ---------   ---------
Income (Loss) before
   Benefit of Tax Loss
   Carryovers                                          115,853      91,019

Benefit of Tax
   Loss Carryovers                                      71,006      39,008
                                                     ---------   ---------
Net Income                                           $ 186,859   $ 130,027
                                                     =========   =========
Net Income per Common Share                             $0.068      $0.047
                                                     =========   =========






NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.






                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

                                                        2008          2007
                                                        ----          ----
                                                    (unaudited)    (unaudited)

Net Sales                                           $1,865,344     $1,594,357
Processing Costs                                       400,309        318,372
                                                     ---------      ---------
          Income from Operations                     1,465,035      1,275,985

General Administrative and Development                 735,149        671,474
Depreciation                                           282,475        276,285
Interest Expense                                        54,224         85,693
Loss on Currency Exchange                                 -            29,985
                                                     ---------      ---------
Income Before Income Taxes                             393,187        212,548

Income Taxes
   Current                                             149,411         63,764
                                                     ---------      ---------
Income (Loss) before
   Benefit of Tax Loss
   Carryovers                                          243,776        148,784

Benefit of Tax
   Loss Carryovers                                     149,411         63,764
                                                     ---------      ---------
Net Income                                           $ 393,187      $ 212,548
                                                     =========      =========
Net Income per Common Share **                          $0.143         $0.077
                                                     =========      =========






NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.







                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        2008            2007
                                                   -------------   ------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                          $  1,927,486      $ 1,546,189
   Interest Received                                       450              374
   Interest Paid                                       (13,448)         (28,338)
   Cash Paid for Operating Expenses                 (1,120,106)        (982,808)
                                                     ----------        ---------
                                                       794,382          535,417
Cash Flows from Investing:
   Property & Equipment Purchase                      (580,394)        (809,641)
                                                     ----------        ---------
                                                      (580,394)        (809,641)

Cash Flows from Financing Activities:
   Repayment on Note Payable                          (244,714)          (2,472)
   Repayment on Financing Agreement and
      Debenture Payable                                (50,000)             -
                                                     ----------        ---------
                                                      (294,714)          (2,472)
                                                     ----------        ---------

Net Increase (Decrease) in Cash                        (80,726)        (276,696)

Cash at Beginning of Period                            257,286          425,110
                                                     ----------       ----------
Cash at End of Period                               $  176,560       $  148,414
                                                     ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                       $ 393,187        $ 212,548

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       282,475          276,285
   Amortization                                         1,714            1,714
   Accrued Interest                                    40,776           57,355
  (Increase) Decrease in Receivables                   62,142          (48,349)
  (Increase) Decrease in Prepaids                     (12,387)          11,959
   Increase (Decrease)in Payables and Accruals         26,475           23,905
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                         $  794,382       $  535,417
                                                   ==========       ==========



Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations

	Food Technology Service Inc. had record revenues of $683,409 during the third quarter of 2008 compared to revenues of $576,197 for the same period in 2007. This is an increase of 18.6 percent. The Company had net income during the third quarter of 2008 of $186,859 compared to net income of $130,027 during the third quarter of 2007. This is an increase of about 43.7 percent. For the first three quarters of 2008, the Company had record revenues of $1,865,344 and net income of $393,187. Revenues during the first three quarters of 2007 were $1,594,357 and the Company had net income of $212,548. Revenues increased by about 17 percent and net income increased by about 85 percent in the first three quarters of 2008 compared to the same period in 2007.

Management attributes increased revenue to a growing customer base that requires irradiation of products on a regular basis. The majority of revenue growth is occurring in medical sterilization.

During the third quarter of 2008, processing costs as a percentage of sales were 18.8 percent compared to 17.7 percent in the third quarter of 2007. This increase was primarily due to in-house costs associated with the installation of Cobalt in June, 2008. General administrative and development costs as a percentage of sales during the third quarter of 2008 were 36.6 percent compared to 38.5 percent in the third quarter of 2007. The decline in general, administrative and development expenses, as a percentage of sales, was due primarily to the increase in sales as such costs are relatively constant.

During the first three quarters of 2008, processing costs as a percentage of sales were 21.5 percent compared to 20 percent during the first three quarters of 2007. As previously mentioned, this increase was primarily due to in-house costs associated with the installation of Cobalt in June, 2008. General, administrative and development costs as a percentage of sales were 39.4 percent during the first three quarters of 2008 compared to 42.1 percent during the same period in 2007. Again, the decline in general, administrative and development expenses, as a percentage of sales, was due primarily to the increase in sales as such costs are relatively constant.

During the third quarter of 2008, the Company paid the remaining balance of approximately $239,000 on a loan for a new warehouse completed in November, 2006. The Company also made a payment of $50,000 for debt owed to MDS Nordion. These two actions reduced the Company's total debt at the end of the third quarter of 2008 from approximately $1,060,000 to approximately $770,000. The Company anticipates further payment of debt during the fourth quarter of 2008.

As previously mentioned, the Company installed additional Cobalt during the second quarter of 2008 at a cost of approximately $530,000. The Company paid cash for this Cobalt. There were short-term increases in processing costs associated with this installation that continued into the early third quarter of 2008

Management anticipates increased revenue during the remaining quarter of 2008 based on growing demand for irradiation services.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

	Not Applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have not been any changes in our internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.






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

Date: November 11, 2008              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer