Form 10-K
period 2008-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2009-03-30
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                       For the year ended December 31, 2008

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

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [ X ]

   Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act:   Yes  [  ]  No  [ X ]

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                              No
                     X
                    ---                              ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        Large Accelerated Filer  []      Accelerated Filer  []
        Non-Accelerated Filer  []        Smaller Reporting Company  []
   The Registrant's operating revenues for its most recent fiscal year were $2,507,078.

   As of March 15, 2009, 2,756,364 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (2,112,049 shares) was approximately $2,620,000 based on the market price at that date.

                  DOCUMENTS INCORPORATED BY REFERENCE
   Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 14, 2009.

                             TABLE OF CONTENTS

PART I

Item 1   Business

Item 2   Properties

Item 3   Legal Proceedings

Item 4   Submission of Matters to a Vote of Security Holders

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer's Purchases of Equity Securities

Item 6   Selected Financial Data

Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 8   Financial Statements and Supplementary Data

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A(T)  Controls and Procedures

PART III

Item 10  Directors, Executive Officers, and Corporate Governance

Item 11  Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13  Certain Relationships and Related Transactions and Director
         Independence

Item 14  Principle Accounting Fees and Services

PART IV

Item 15  Exhibits and Financial Statement Schedules


                               PART I
Item 1.  Description of Business

     Food Technology Service, Inc., (the "Company") was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida that uses gamma radiation to provide contract sterilization services to the medical device, food and consumer goods industries. The Company also irradiates packaging, spices and ingredients. The Company's revenue for 2008 ($2,507,078) resulted primarily from the processing of medical items and food. The
Company continues to diversify its customer base, however three customers accounted for approximately 67% of revenues in 2008.

     During the past few years, the Company has aggressively pursued sterilization of medical devices to increase its customer base. Medical device manufacturing is expanding rapidly due to improvements in medical technology and an aging population structure in the U.S. The Company is certified to International Organization for Standardization (ISO) standards for radiation sterilization of medical devices, which is especially important for potential customers exporting medical products to the EU and Canada. Medical device sterilization represented approximately 70% of revenues in 2008. The State of Florida is now the second leading state in the U.S. for FDA registered medical device companies.

     Food irradiation is a proven technology that can prevent food-borne illness or prevent the spread of insect pests. The process is supported by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the World Health Organization, the American Medical Association, the American Dietetic Association and other governmental and scientific organizations. Food irradiation is a developing segment of the irradiation industry and the Company is well-positioned to take advantage of future growth in this area. Food irradiation was responsible for approximately 18% of revenues in 2008.

     Although the Company focuses on medical sterilization and food irradiation, the Company has and will continue to take advantage of profitable opportunities to irradiate other products. In particular, the Company irradiates packaging, cosmetic ingredients, horticultural items and consumer goods. Such items accounted for approximately 12% of 2008 revenues.

Processing Plant Operations

Procedures
----------

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

Personnel
---------

     As of December 31, 2008, the Company had thirteen employees.

Cobalt 60 Supply
----------------

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

Agreements with MDS Nordion

     The Company, in September 1990, entered into an agreement with MDS Nordion whereby MDS Nordion agreed to sell irradiation equipment and Cobalt 60 to the Company to operate its irradiation facility. To secure payment of the purchase price, the Company and MDS Nordion executed a Convertible Debenture and Security Agreement both dated January 15, 1992. The balance of the debt, including interest at December 31, 2008 was $628,629.

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

     By agreements dated March 6, 2001, April 17, 2001, May 18, 2001 and November 20, 2001, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. MDS Nordion has waived its rights to convert interest accruing on the indebtedness through January 1, 2010.

     In addition to Cobalt 60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of Cobalt 60 at the Company's facility in anticipation of the Company's future needs. At the end of 2008, there were approximately 1.2 million curies of Cobalt 60 both owned and stored at the Company's facility. Title in and to 132,153 curies of Cobalt 60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.

Item 2.   Description of Properties

     The Company's irradiation facility and executive office are located on an approximately 2.17 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between Central Florida near the major interstate systems. The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's facility is designed to operate 24 hours per day, seven days per week. As of December 31, 2008, the Company had in use approximately 1.2 million curies of Cobalt 60. The facility is licensed for a maximum of 4,500,000 curies of Cobalt 60 which allows production to be increased significantly, if needed.

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
                                   BID PRICES
                              ----------

                     2007                 High           Low
                     ----                 ----           ---
                 First Quarter           $3.23          $2.14
                 Second Quarter           2.80           2.40
                 Third Quarter            2.86           2.05
                 Fourth Quarter           4.00           2.48


                     2008                 High            Low
                     ----                 ----            ---
                 First Quarter           $2.85           $1.82
                 Second Quarter           2.58            1.62
                 Third Quarter            3.08            1.22
                 Fourth Quarter           1.32             .80

(a) As of December 31, 2008 the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(b) The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6.  Selected Financial Data

          Not applicable.

Item 7.     Management's Discussion and Analysis

Plan of Operations
------------------

     Food Technology Service, Inc. had revenue of $2,507,078 in 2008. This is an increase of 19.9% over 2007 revenue of $2,092,084. In 2006, the Company reflected a portion of the value of tax-loss carry-forward credits on its financial statements as required by Generally Accepted Accounting Principles. Based on increased profitability in 2008 and potential future profitability, the Company has increased the value of the tax-loss carry-forward credits which increased net income in 2008 and stockholders equity at December 31, 2008 by $525,000. To facilitate comparison to 2007, profit for 2008 is being expressed as net income (with increased tax credit benefit) and income before taxes (without increased tax credit benefit). The Company had net income
(with increased tax credit benefit) of $1,030,387 in 2008 compared to $234,752 in 2007. This is an increase of approximately 339% over 2007. Net income per share was $0.375 for 2008 compared to $0.085 for 2007. The Company had income before taxes of $505,387 in 2008 compared to $234,752 in 2007, an increase of about 115%. Income per share before taxes was $0.183 for 2008 compared to $0.085 for 2007.

     Revenue for the fourth quarter of 2008 was $641,731 compared to $497,723 during the same period in 2007. This is an increase of about 29%.

     Management attributes increased revenue to continuing growth of base customers requiring irradiation of products on a regular basis. The majority of revenue growth is occurring in medical sterilization but the Company remains well-positioned for any increased interest in food irradiation.

     During 2008, processing costs as a percentage of sales were 22.6 percent compared to 25 percent in 2007. This decrease was due primarily to the increase in sales as such costs are relatively fixed. General administrative and development costs as a percentage of sales during 2008 were 39.3 percent compared to 40.9 percent in 2007. Again, the decline in general administrative and development expenses, as a percentage of sales, is attributed primarily to the increase in sales.

     In order to comply with SFAS 123R, the Company continues to report the value of stock-options granted as an item of expense. These options have been issued to Company employees and Board members and are valued using the Black-Scholes pricing method. This action increased expenses in 2008 by $33,094.

     Although there is no assurance, management anticipates continued profitability during 2009. Management does not anticipate any significant increases in actual processing costs or general and administrative expenses during 2009.

Liquidity and Capital Resources
     -------------------------------

     During June of 2008, the Company purchased and installed Cobalt to replace Cobalt lost to normal deterioration and to expand production capacity. That purchase was paid from cash on hand.

     The Company made substantial progress towards reducing debt in 2008. The $239,000 note on a warehouse completed in late 2006 was paid in full and payment of $200,000 was made on long-term debt owed to MDS Nordion.

     At December 31, 2008, the Company had cash on hand of approximately $216,978. At December 31, 2008, the Company's outstanding debt to MDS Nordion amounted to $628,629 which is evidenced by a Debenture and Security Agreement. The debt, which includes interest of $565,435, bears interest at prime plus 1%. Such debt is due and payable on demand.

Item 8.   Financial Statements and Supplementary Data

     Reference is made to the Company's Financial Statements included herewith.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A(T)     Controls and Procedures

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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.



                                    PART III

Item 10.       Directors, Executive Officers, and Corporate Governance

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2009 Annual Shareholders Meeting scheduled to be held on May 14, 2009.

Item 11.       Executive Compensation

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2009 Annual Shareholders Meeting scheduled to be held on May 14, 2009.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2009 Annual Shareholders Meeting scheduled to be held on May 14, 2009.

Item 13.       Certain Relationships and Related Transactions and Director
Independence

     See Item 1 Business -"Agreements with MDS Nordion."

Item 14.       Principle Accounting Fees and Services

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2009 Annual Shareholders Meeting scheduled to be held on May 14, 2009.

Item 15.       Exhibits

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

          *****Filed herewith.



                                    SIGNATURES
                                    ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th of March 2009.

                                            FOOD TECHNOLOGY SERVICE, INC.

                                            By: /S/ Richard G. Hunter, Ph.D.
                                            --------------------------------
                                            Richard G. Hunter, Ph.D.
                                            Chief Executive Officer and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Name                         Title                         Date
         ----                         -----                         ----

 /S/ Richard G. Hunter, Ph.D.        Director                   March 30, 2009
-------------------------------
Richard G. Hunter, Ph.D.
Chief Executive Officer
and Chief Financial Officer

 /S/ Samuel Bell                     Director                   March 30, 2009
-------------------------------
Samuel Bell

 /S/ John Corley                     Director                   March 30, 2009
-------------------------------
John Corley

 /S/ Gary Lifshin                    Director                   March 30, 2009
-------------------------------
Gary Lifshin

 /S/ David Nicholds                  Director                   March 30, 2009
-------------------------------
David Nicholds

 /S/ John T. Sinnott                 Director                   March 30, 2009
-------------------------------
John T. Sinnott, M.D., F.A.C.P

 /S/ Ronald Thomas                   Director                   March 30, 2009
-------------------------------
Ronald Thomas



























                           FOOD TECHNOLOGY SERVICE, INC.

                           INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     1

Financial Statements

Balance Sheet - December 31, 2008 and 2007                              2 - 3

Statement of Operations - Years Ended December 31, 2008, 2007 and 2006      4

Statement of Stockholders' Equity - Years Ended December 31, 2008,
2007 and 2006                                                               5

Statement of Cash Flows - Years Ended December 31, 2008, 2007 and 2006      6

Notes to Financial Statements                                          7 - 14

























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Stockholders
Food Technology Service, Inc.

          We have audited the accompanying balance sheet of Food Technology Service, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.




FAIRCLOTH & ASSOCIATES, P.A.

Tampa, Florida
February 10, 2009











                         FOOD TECHNOLOGY SERVICE, INC.
                                  BALANCE SHEET
                                                     December 31,
                                                 2008            2007
                                                 ----            ----

                                       ASSETS
                                       ------

Current Assets:
  Cash                                    $    216,978      $    257,286
  Accounts Receivable, Less Allowance
     for Doubtful Accounts of $2,500           268,305           337,414
Prepaid Expenses                                33,329            28,269
                                          ------------      ------------

  Total Current Assets                         518,612           622,969
                                          ------------      ------------

Property and Equipment:
  Buildings                                  3,282,029         3,282,029
  Cobalt                                     4,404,543         3,900,496
  Furniture and Equipment                    1,899,887         1,799,621
  Less:  Accumulated Depreciation           (5,619,783)       (5,236,601)
                                          ------------      ------------
                                             3,966,676         3,745,545

  Land                                         171,654           171,654
                                          ------------      ------------

    Total Property and Equipment             4,138,330         3,917,199
                                          ------------      ------------

Other Assets:
  Deferred Income Taxes                      1,175,000           650,000
  Utility Deposit                                5,000             5,000
  Loan Costs                                                      9,143
                                          ------------      ------------

      Total Other Assets                     1,180,000           664,143
                                          -------------     ------------

      Total Assets                       $   5,836,942      $  5,204,311
                                          -------------     ------------
                                          -------------     ------------










                        SEE NOTES TO FINANCIAL STATEMENTS


                       FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEET
                                                          December 31,
                                                 2008              2007
                                                 ----              ----

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
  Current Portion of Note Payable           $              $         9,033
  Accounts Payable and Accrued Liabilities         31,295           68,334
  Financing Agreement Payable                     628,629          777,726
                                             ------------     ------------

    Total Current Liabilities                     659,924          855,093
                                             ------------     ------------

  Note Payable After One Year                                      235,681
                                             ------------     ------------
    Total Liabilities                             659,924        1,090,774
                                             ------------     ------------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
  5,000,000 Shares, Issued 2,756,364
  Shares in 2008 and in 2007                      27,564            27,564
  Paid-In Capital                             12,147,444        12,114,350
  Deficit                                     (6,979,499)       (8,009,886)
                                             ------------     ------------
                                               5,195,509         4,132,028
Less, 5,154 Treasury Shares at Cost              (18,491)          (18,491)
                                             ------------     ------------

    Total Stockholders' Equity                  5,177,018        4,113,537
                                             ------------     ------------

Commitments and Contingencies
(Note H)                                         --                 --

    Total Liabilities and Stockholders'
    Equity                                  $   5,836,942   $    5,204,311
                                             ------------     ------------
                                             ------------     ------------









                        SEE NOTES TO FINANCIAL STATEMENTS



                           FOOD TECHNOLOGY SERVICE, INC.
                              STATEMENT OF OPERATIONS

                                            Year Ended
                                            December 31,
                                 2006             2007            2008
                                 ----             ----            ----

Net Revenues              $    1,771,914    $  2,092,826    $  2,507,078
                            ------------     -----------     -----------

Processing Costs                 469,443         524,256         567,734

Selling, General and
   Administrative                759,982         856,676         986,425

Depreciation                     389,568         368,152         383,182

Interest Expense                  64,254         108,990          64,350
                             -----------      -----------     -----------
                               1,683,247       1,858,074       2,001,691
                             -----------      -----------     -----------
                             -----------      -----------     -----------

Income (Loss) before
   Income Taxes                  88,667           234,752         505,387

Income Taxes
   Current                       31,800            97,700         204,000
   Deferred Income Tax
      (Benefit)                (650,000)                         (525,000)
                            -----------       -----------      -----------
        Total                  (618,200)           97,700        (321,000)

Income (Loss) before Benefit
   of Tax Loss Carryovers       706,867           137,052          826,387

Benefit of Tax Loss Carryovers   31,800            97,700          204,000
                            -----------       -----------      -----------

   Net Income               $   738,667        $  234,752      $ 1,030,387
                            -----------       -----------      -----------
                            -----------       -----------      -----------

Net Income Per Common Share $     0.268       $     0.085      $     0.375
                            -----------       -----------      -----------
                            -----------       -----------      -----------







                   SEE NOTES TO FINANCIAL STATEMENTS


                       FOOD TECHNOLOGY SERVICE, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY



                                 Common     Paid-In                 Treasury
                                  Stock     Capital      Deficit       Stock
                                  ------     -------     -------     -------

Balance, December 31, 2005   $   27,564   $ 12,059,123  $(8,983,305)

Purchase of 5,154 Treasury
   Shares                                                             $ 18,491

   Net Income for Year                                      738,667
                             ----------   ------------  -----------  ---------

Balance, December 31, 2006       27,564     12,059,123   (8,244,638)    18,491

Stock Option Expense                            55,227

   Net Income for Year                                      234,752
                              ----------  ------------  -----------  ---------

Balance, December 31, 2007        27,564    12,114,350   (8,009,886)    18,491

Stock Option Expense                            33,094

   Net Income for Year                                    1,030,387
                             ----------   ------------  -----------  ---------
Balance, December 31, 2008   $   27,564   $ 12,147,444  $(6,979,499) $  18,491
                             ----------   ------------  -----------  ---------
                             ----------   ------------  -----------  ---------




















                        SEE NOTES TO FINANCIAL STATEMENTS


                        FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENT OF CASH FLOWS
                                                 Year Ended December 31,
                                        2006          2007         2008
                                         ---          ----          ----
Cash Flows from Operations:
   Cash Received from Customers    $   1,693,681  $ 2,116,497  $ 2,575,521
   Interest Paid                          (3,314)     (32,839)     (13,448)
   Cash Paid for Operating Expenses   (1,174,668)  (1,334,934)  (1,552,831)
                                      ----------   ----------   ----------
                                         515,699      748,724    1,009,242
Cash Flows from Investing:
   Purchase of Building, Equipment
      and Cobalt                        (846,729)    (811,363)    (604,313)
                                      ----------   ----------   ----------
                                        (846,729)    (811,363)    (604,313)
Cash Flows from Financing Activities:
  Proceeds from Borrowing                249,900
   Purchase of Treasury Stock            (18,491)
  Payment of Loans                                   (105,185)    (445,237)
                                      ----------    ---------    ----------
                                         231,409     (105,185)    (445,237)

Net Increase (Decrease) in Cash          (99,621)    (167,824)     (40,308)

Cash at Beginning of Year                524,731      425,110      257,286
                                      ----------    ---------  -----------

Cash at End of Year                   $  425,110    $ 257,286  $   216,978
                                      ----------    ---------  -----------
                                      ----------    ---------  -----------
Reconciliation of Net Loss to
  Net Cash Provided (Used) by Operations:
  Net Income (Loss)                   $  738,667   $  234,752   $1,030,387

Adjustments to Reconcile
  Net Income (Loss) to Cash Provided or Used:
  Loan Cost Amortization                                2,286        9,668
  Deferred Income Taxes                (650,000)                  (525,000)
  Depreciation                          389,568       368,152      383,182
  Non Cash Payments of Interest
     and Salaries                        67,834       131,203       83,995
  (Increase)Decrease in Receivables     (75,733)       25,270       69,109
  (Increase)Decrease in Prepaid Expenses (6,903)         (417)      (5,060)
  Increase(Decrease) in Payables
     and Accruals                        52,266       (12,522)     (37,039)
                                      ----------     ---------   ----------
Net Cash Provided (Used) by
    Operating Activities              $ 515,699      $ 748,724   $1,009,242
                                      ----------     ---------    ----------
                                      ----------     ---------    ----------
Supplemental schedule of non-cash investing and financing activities.

The Company converted $67,834, $76,151 and $50,903 of interest expense to debt in 2006, 2007, and 2008 respectively.

                    SEE NOTES TO FINANCIAL STATEMENTS

                         FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               December 31, 2008

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

4. Revenue Recognition

The primary source of revenue is from treating products with Cobalt. Net Revenue is the gross income from such processing less allowances, if any. Revenues are recorded after the Company's performance obligation is completed and product has been processed in accordance with the customer's specifications and collection of the resulting receivable is probable. A provision is made for doubtful accounts which historically have not been significant.

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

                        NOTES TO FINANCIAL STATEMENTS
                               December 31, 2008

Note A - Summary of Significant Accounting Policies (continued):

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

9. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note E)

Compensation cost under the plans is recognized using the fair value recognition provisions of SFAS 123 R. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.

Note B - Financing Agreement:

Convertible Financing Agreement to Nordion due
on demand plus interest at 1% over prime         $      63,194

Non-convertible accrued interest                       565,435
                                                       -------
                                                      $628,629
                                                      --------
                                                      --------

At December 31, 1999 the Company owed MDS Nordion, $378,598 (payable in Canadian currency), $375,732 in cash advances and $200,146 in accrued interest totaling $954,476. Such debt was all due January 5, 2001.

On March 6, 2000, as amended on May 18, 2000 the parties agreed to simplify and consolidate the debt as follows. The total amount of the indebtedness at February 4, 2000 was $963,194 in U.S. dollars, which included $22,114 accrued interest. The parties further agreed that the payable debt, interest accruing thereon, and any future advances remain, at Nordion's option, convertible at any time into common shares of the Company at 70% of the market value at date of conversion. Nordion has agreed to waive its rights to convert interest accruing on the indebtedness from February 5, 2000 through January 1, 2010.



                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               December 31, 2008



Note B - Financing Agreement (continued):

All assets of the Company collateralize all sums advanced by the supplier including accrued interest.

Note C - Note Payable and Related Lease Agreement:

On November 18, 2005 the Company entered into a loan agreement to borrow $249,900 from a Credit Union. Such loan was funded during 2006 and the proceeds were used to construct a warehouse at the Company's existing facility. The loan was paid in full in 2008.

The warehouse is leased to a major customer. Under the terms of the five year lease, monthly rental payments of $3,333 commenced in December 2006. The tenant has an option to renew the lease for five additional periods of one year each.

Note D - Income Taxes:

The Company has unused operating loss carry forwards available at December 31, 2008 of $6,171,557 for tax purposes and $6,542,039 for financial reporting purposes. The loss carry forwards expire as follows:

                                                         Amount
                                                         ------
                       Year                   Tax                         Book
                       ----                   ---                          ----
                      2009                 1,239,590                   1,239,696
                      2010                 1,262,386                   1,292,314
                      2011                 1,048,800                   1,065,209
                      2012                   688,497                     983,017
                      2018                   647,342                     573,699
                      2019                   840,410                     881,875
                      2020                    86,215                     147,912
                      2022                   256,356                     256,356
                      2024                   101,961                     101,961
                                           ---------                  ----------
                                     $     6,171,557             $     6,542,039
                                          ----------                  ----------
                                          ----------                  ----------

During 2008 $204,000 of loss carry forwards were used and $741,000 expired.








                         FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               December 31, 2008
Note D - Income Taxes (continued):

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2008, 2007 and 2006 were as follows:

                                          2008       2007        2006
                                          ----       ----        ----

    Net operating loss carry forwards $ 2,460,000 $ 2,817,000  $ 3,284,484
                                       ----------  ----------   ----------
       Net deferred tax assets          2,460,000   2,817,000    3,284,484
       Less - Reserve                  (1,285,000) (2,167,000)  (2,634,484)
                                       ----------  ----------  ----------
    Deferred Benefit              $     1,175,000 $   650,000 $    650,000
                                       ----------  ----------  ----------
                                       ----------  ----------  ----------

As of December 31, 2005, the Company fully reserved its deferred tax asset because it could not demonstrate that it would have the future taxable income necessary to realize that asset. During 2006, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize a portion of the Company's deferred asset. Accordingly, $650,000 of the reserve was reversed as a credit to income tax expense during 2006. No adjustments were necessary in 2007. During 2008 profits from operations more than doubled and the diversification and growth in the customer base continued, accordingly, the Company revised its estimate of future taxable income and reversed an additional $525,000 of the reserve as a credit to income tax expense.

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

Note E - Stock Options:

On June 23, 2000 the Stockholders approved the 2000 Incentive and
Non-Statutory Stock Option Plan (the "2000 Plan").

The Plan is administered by the Board of Directors who is authorized to grant incentive stock options ("ISO's") or non-statutory options ("NQO's"), to Officers and employees of the Company and for certain other individuals providing services to or serving as Directors of the Company.



                         FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               December 31, 2008

Note E -Stock Options (continued):

The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 125,000 shares. Options granted and outstanding under this plan were granted as follows:

                         2005      2,500
                         2006    100,000
                         2007     20,000
                                 -------
                                 122,500
                                 -------
                                 -------

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plans shall not exceed $100,000. Any option granted in excess of the forgoing limitation shall be specifically designated as being a NQO.


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

The plan as amended on March 1, 2001 awards grants to each non-employee Director options to purchase 1,500 shares annually at the market value on the date of grant and effective May 2005 the Chairman is awarded options for an additional 2,500 shares annually.

Shares were granted to Directors under this plan as follows:

                        Year      Shares      Per Share
                        ----      ------      ---------
                        2006      10,000        $3.28
                        2007      10,000        $2.52
                        2008      11,500        $2.18









                        FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               December 31, 2008

Note E -Stock Options (continued):

Changes that occurred in options outstanding are summarized below:

                          2008                 2007                2006
                          ----                 ----                ----
                        Average                Average            Average
                        Exercise               Exercise           Exercise
                     Shares   Price        Shares    Price    Shares  Price
                    -------   -----        -------   -----    ------    -----
Outstanding at
beginning of year   171,250   $3.26        147,500   $3.20    61,250    $4.88

Granted              71,500   $1.15         30,000   $2.55   112,500    $3.25

Exercised               --      --              --      --        --       --

Expired/canceled    (10,500)  $4.02         (6,250)  $2.07   (26,250)   $2.16

Outstanding at
end of year          232,250  $2.57        171,250   $3.26   147,500    $3.20

Exercisable at
end of year           83,250  $3.17         58,750   $3.62    30,750    $4.08


As mentioned in Note A, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. As a result, additional compensation expense of $21,693, $33,534 and $33,094 was recorded in 2006, 2007 and 2008 respectively. An additional $85,018 could be recorded over the remaining vesting period of 60 months. The Company used the following assumptions in applying the Black-Scholes pricing method:

                                           2008            2007             2006
                                           ----            ----             ----
           Risk free interest rate         1.55%           4.95%           4.95%
           Expected Volatility               30              30               30
           Expected Life                 5 years          5 years        5 years
           Dividend Yield                     0%              0%              0%













                         FOOD TECHNOLOGY SERVICE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               December 31, 2008



Note F - Related Party Transactions:

The Company's supplier of Cobalt and major creditor, MDS Nordion owns approximately 22.85% of the Company's outstanding common stock (see Note B for financing arrangements).

The Company has recently purchased the following Cobalt from MDS Nordion:

                           Year          Curies                 Amount
                           ----          ------                 ------
                           2006         195,139                 394,839
                           2007         384,065                 799,523
                           2008         200,000                 470,688

Note G - Concentration and Credit Risk:

Although the Company continues to diversify its customer base, three customers accounted for approximately 67% of revenues in 2008.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals. A provision has been made for doubtful accounts which historically have not been significant.

Note H - Commitments and Contingencies:

On March 11, 2006, the Board of Directors extended the President's employment contract for five years commencing September 1, 2006 at an annual salary of $110,000 ($115,000 as amended) plus options to purchase 100,000 shares of the Company's common stock at $3.24.