Form 10-Q
period 2009-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2009-05-14
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended March 31, 2009

                     Commission File Number 0-19047
                                          -----------


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

      Class                                           March 31, 2009
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,458 shares




                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   MARCH 31,    DECEMBER 31,
                                                     2009         2008
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   525,822    $ 216,978
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2009
     and 2008                                         268,017      268,305
  Prepaid Expenses                                     43,966       33,329
                                                   ----------   ----------
     Total Current Assets                             837,805      518,612
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            4,404,543    4,404,543
  Furniture and Equipment                           1,908,940    1,899,887
  Building                                          3,282,029    3,282,029
  Less Accumulated Depreciation                    (5,718,618)  (5,619,783)
                                                   ----------   ----------
      Total                                         3,876,894    3,966,676

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  4,048,548    4,138,330
                                                    ---------    ---------


Other Assets:
  Deposits                                              5,000        5,000
  Deferred Income Tax                               1,175,000    1,175,000
                                                   ----------   ----------
      Total Other Assets                            1,180,000    1,180,000
                                                   ----------   ----------

Total Assets                                      $ 6,066,353  $ 5,836,942
                                                  ===========   ==========

















                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   MARCH 31,    DECEMBER 31,
                                                     2009            2008
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------                 ------          ------
                                                    (unaudited)       *

Current Liabilities:
  Accounts Payable and Accrued Liabilities       $     63,376   $   31,295
  Financing Agreement and Debenture Payable           635,332      628,629
                                                   ----------   ----------
     Total Current Liabilities                        698,708      659,924
                                                   ----------     --------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued and
    outstanding on March 31, 2009 and
    December 31, 2008                                  27,564       27,564
  Paid in Capital                                  12,156,199   12,147,444
  Deficit                                          (6,797,627)  (6,979,499)
  Treasury Stock, 5,155 shares at cost                (18,491)     (18,491)
                                                   ----------   ----------
Total Stockholders' Equity                          5,367,645    5,177,018
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 6,066,353  $ 5,836,942
                                                   ==========   ==========









 * Condensed from audited financial statements

















                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008


                                                        2009         2008
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 674,830   $ 558,869
Processing Costs                                       122,944     135,987
                                                     ---------    --------
           Income from Operations                      551,886     422,882

General Administrative and Development                 264,476     233,875
Depreciation                                            98,835      90,787
Interest Expense                                         6,703      21,666
                                                     ---------    --------
Income Before Income Taxes                             181,872      76,554

Income Taxes
    Current                                             69,111      29,091
                                                     ---------    --------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                                           112,761      47,463

Benefit of Tax
  Loss Carryovers                                       69,111      29,091
                                                     ---------    --------
Net Income    	                                   $ 181,872    $ 76,554
                                                     =========    ========
Net Income per Common Share                             $0.066      $0.028
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.












                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,       March 31,
                                                        2009            2008
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                          $    675,118      $   618,972
   Interest Received                                       719               13
   Interest Paid                                           -             (5,514)
   Cash Paid for Operating Expenses                   (357,940)        (400,650)
                                                      ---------        ---------
                                                       317,897         212,821
Cash Flows from Investing:
   Property & Equipment Purchase                        (9,053)         (27,555)
                                                     ----------       ---------
                                                        (9,053)         (27,555)

Cash Flows from Financing Activities:
   Repayment on Note Payable                               -             (2,113)
                                                     ----------       ---------
                                                           -             (2,113)
                                                     ----------       ---------

Net Increase (Decrease) in Cash                        308,844         183,153

Cash at Beginning of Period                            216,978          257,286
                                                    ----------       ----------
Cash at End of Period                               $  525,822       $  440,439
                                                    ==========       ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                        $181,872        $  76,554

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        98,836           90,787
   Amortization                                         1,443             571
   Accrued Interest                                     6,703           16,152
  (Increase) Decrease in Receivables                      288           60,103
  (Increase) Decrease in Prepaids                     (12,080)         (20,942)
   Increase (Decrease)in Payables and Accruals         40,835         (10,404)
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                         $  317,897       $  212,821
                                                   ==========       ==========







Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc. had revenues of $674,830 during the first quarter of 2009 compared to revenues of $558,869 for the same period in 2008. This is an increase of 20.7 percent. The Company had net income during the first quarter of 2009 of $181,872 compared to net income of $76,554 during the first quarter of 2008. This is an increase of about 137.5 percent. Earnings per share for the first quarter of 2009 were approximately $0.07. Management attributes increased revenue to growth of customers requiring irradiation of medical products.

During the first quarter of 2009, processing costs as a percentage of sales were 18.2 percent compared to 24.3 percent in the first quarter of 2008. This decrease is primarily due to the increased revenue and the fact that processing costs are relatively fixed. General administrative and development costs as a percentage of sales during the first quarter of 2009 were 39.1 percent compared to 41.8 percent in the first quarter of 2008. The decline in general, administrative and development expenses, as a percentage of sales, was due primarily to the increase in sales as such costs are also relatively constant.

During the first quarter of 2009, one customer was acquired by a third-party. We have recently been notified that their operations will be moved to the Southwest U.S. during the second quarter. This customer accounted for approximately 25% of revenues during fiscal year 2008 and the first quarter of 2009. However, the Company is in the process of replacing revenue from this customer and believes a decrease in revenues or earnings will be relatively short term.


Liquidity and Capital Resources
-------------------------------
As of March 31, 2009, the Company has cash on hand of $525,822 and accounts receivable of $268,017.

























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

Date: May 14, 2009              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer