Form 10-Q
period 2009-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2009-08-14
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended June 30, 2009

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

      Class                                           June 30, 2009
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,458 shares




                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   JUNE 30,    DECEMBER 31,
                                                     2009         2008
                     ASSETS                          ----         ----
                     ------                       (unaudited)       *
Current Assets:
  Cash                                            $   845,335    $ 216,978
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2009
     and 2008                                         222,580      268,305
  Prepaid Expenses                                     60,044       33,329
                                                   ----------   ----------
     Total Current Assets                           1,127,959      518,612
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            4,404,543    4,404,543
  Furniture and Equipment                           1,921,203    1,899,887
  Building                                          3,282,029    3,282,029
  Less Accumulated Depreciation                    (5,816,845)  (5,619,783)
                                                   ----------   ----------
      Total                                         3,790,930    3,966,676

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  3,962,584    4,138,330
                                                    ---------    ---------


Other Assets:
  Deposits                                              5,000        5,000
  Deferred Income Tax                               1,175,000    1,175,000
                                                   ----------   ----------
      Total Other Assets                            1,180,000    1,180,000
                                                   ----------   ----------

Total Assets                                      $ 6,270,543  $ 5,836,942
                                                  ===========   ==========

















                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                   JUNE 30,    DECEMBER 31,
                                                     2009            2008
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------                 ------          ------
                                                    (unaudited)       *

Current Liabilities:
  Accounts Payable and Accrued Liabilities       $     87,620   $   31,295
  Financing Agreement and Debenture Payable           642,107      628,629
                                                   ----------   ----------
     Total Current Liabilities                        729,727      659,924
                                                   ----------     --------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued and
    outstanding on June 30, 2009 and
    December 31, 2008                                  27,564       27,564
  Paid in Capital                                  12,163,444   12,147,444
  Deficit                                          (6,631,701)  (6,979,499)
  Treasury Stock, 5,155 shares at cost                (18,491)     (18,491)
                                                   ----------   ----------
Total Stockholders' Equity                          5,540,816    5,177,018
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 6,270,543  $ 5,836,942
                                                   ==========   ==========









 * Condensed from audited financial statements

















                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008


                                                        2009         2008
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 652,724   $ 623,061
Processing Costs                                       111,314     136,131
                                                     ---------    --------
           Income from Operations                      541,410     486,930

General Administrative and Development                 270,483     251,321
Depreciation                                            98,227      88,923
Interest Expense                                         6,774      16,913
                                                     ---------    --------
Income Before Income Taxes                             165,926     129,773

Income Taxes
    Current                                             63,052      49,314
                                                     ---------    --------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                                           102,874      80,459

Benefit of Tax
  Loss Carryovers                                       63,052      49,314
                                                     ---------    --------
Net Income    	                                   $ 165,926    $129,773
                                                     =========    ========
Net Income per Common Share                             $0.060      $0.047
                                                     =========    ========

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.













                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

                                                        2009          2008
                                                        ----          ----
                                                    (unaudited)    (unaudited)

Net Sales                                           $1,327,554     $1,181,930
Processing Costs                                       234,258        272,118
                                                     ---------      ---------
          Income from Operations                     1,093,296        909,812

General Administrative and Development                 534,959        485,196
Depreciation                                           197,062        179,710
Interest Expense                                        13,477         38,579
                                                     ---------      ---------
Income Before Income Taxes                             347,798        206,327

Income Taxes
   Current                                             132,163         78,404
                                                     ---------      ---------
Income (Loss) before
   Benefit of Tax Loss
   Carryovers                                          215,635        127,923

Benefit of Tax
   Loss Carryovers                                     132,163         78,404
                                                     ---------      ---------
Net Income                                           $ 347,798     $  206,327
                                                     =========       ========
Net Income per Common Share **                          $0.126         $0.075
                                                     =========       ========






NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.








                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                    Six Months      Six  Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                        2009            2008
                                                   -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                          $  1,373,279      $ 1,263,668
   Interest Received                                     2,199               22
   Interest Paid                                           -             (9,958)
   Cash Paid for Operating Expenses                   (725,805)        (760,381)
                                                      ---------        ---------
                                                       649,673          493,351
Cash Flows from Investing:
   Property & Equipment Purchase                       (21,316)        (564,357)
                                                     ----------       ---------
                                                       (21,316)        (564,357)

Cash Flows from Financing Activities:
   Repayment on Note Payable                               -             (4,570)
                                                     ----------       ---------
                                                           -             (4,570)
                                                     ----------       ---------

Net Increase (Decrease) in Cash                        628,357          (75,576)

Cash at Beginning of Period                            216,978          257,286
                                                    ----------       ----------
Cash at End of Period                               $  845,335       $  181,710
                                                    ==========        ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations

   Net Income                                        $347,798        $ 206,327

Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                       197,062          179,710
   Amortization                                         2,014            1,143
   Accrued Interest                                    13,478           28,621
  (Increase) Decrease in Receivables                   45,725           81,738
  (Increase) Decrease in Prepaids                     (28,729)         (44,764)
   Increase (Decrease)in Payables and Accruals         72,325           40,576
                                                   ----------       ----------
Net Cash Provided by Operating
Activities                                         $  649,673       $  493,351
                                                   ==========       ==========







Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service Inc. had revenues of $652,724 during the second quarter of 2009 compared to revenues of $623,061 for the same period in 2008. This is an increase of approximately 4.8 percent. The Company had net income during the second quarter of 2009 of $165,926 compared to net income of $129,773 during the second quarter of 2008. This is an increase of approximately 27.8 percent. For the first half of 2009, the Company had revenues of $1,327,554 and net income of $347,798. Revenues during the first half of 2008 were $1,181,930 and the Company had net income of $206,327. Revenues increased by about 12.3 percent and net income increased by approximately 68 percent in the first half of 2009 compared to the same period in 2008.

Included in revenue for the quarter and six month period ended June 30, 2009 is a settlement fee of $85,229 relating to the termination of a warehouse lease with a former customer. As previously reported, the customer, responsible for approximately 25% of our revenue for the year ended December 31, 2008 and the first quarter of 2009, was acquired by a third party and as a result, their operations were moved to the Southwest United States. Without the settlement fee, revenue from operations for the quarter and six months ended June 30, 2009 would have been $567,495 and $1,242,325 respectively. Cost comparisons in the following paragraphs are presented both with and without the lease settlement revenue.

During the second quarter of 2009, processing costs as a percentage of sales were 17.1 percent with the lease settlement revenue and 19.4 percent without such revenue. This compares to 21.8 percent in the second quarter of 2008. This percentage decrease was due primarily to efficiencies in operations during the second quarter and the fact that there was downtime during the second quarter of 2008 due to the installation of Cobalt. General administrative and development costs as a percentage of sales during the second quarter of 2009 were 41.4 percent with the lease settlement revenue and 47.6 percent without such revenue. This compares to 40.3 percent in the second quarter of 2008. These expenses are relatively fixed and the percentage increase is due to the decrease in revenue and the cost of renovations made to the roof of the facility beginning in the second quarter of 2009.


During the first half of 2009, processing costs as a percentage of sales were
17.6 percent with the lease settlement revenue and 18.9 percent without such revenue. This compares to 23 percent in the first half of 2008. This decrease was due, as previously mentioned, to the efficiencies in operations in the second quarter of 2009 and the downtime associated with Cobalt installation during the second quarter of 2008. General, administrative and development costs as a percentage of sales were 40.2 percent during the first half of 2009 with the lease settlement revenue and 43.1 percent during the first half of 2009 without such revenue. This compares to 41.1 percent during the first half of 2008. The 2009 percentages were slightly elevated by the cost of roof renovations but generally reflect the fact that such costs are relatively fixed over longer time periods.





Liquidity and Capital Resources
-------------------------------
As of June 30, 2009, the Company has cash on hand of $845,335 and accounts receivable of $222,580.

























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

Date: Aug 14, 2009              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer