Form 10-Q
period 2009-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2009-11-13
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 2009

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

      Class                                           September 30, 2009
      -----                                          ---------------
Common Stock $.01 Par Value                          2,756,458 shares




                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                 SEPTEMBER 30, DECEMBER 31,
                                                     2009         2008
                     ASSETS                          ----         ----
                     ------                       (unaudited)
Current Assets:
  Cash                                            $   848,764    $ 216,978
  Accounts Receivable Less Allowance For
     Doubtful Accounts of $2,500 in 2009
     and 2008                                         211,843      268,305
  Prepaid Expenses                                     37,753       33,329
  Deferred Income Tax                                 122,000      151,000
                                                   ----------   ----------
     Total Current Assets                           1,220,360      669,612
                                                   ----------   ----------
Property and Equipment:
  Cobalt                                            4,404,543    4,404,543
  Furniture and Equipment                           1,922,273    1,899,887
  Building                                          3,282,029    3,282,029
  Less Accumulated Depreciation                    (5,912,215)  (5,619,783)
                                                   ----------   ----------
      Total                                         3,696,630    3,966,676

  Land                                                171,654      171,654
                                                   ----------   ----------
      Total Property and Equipment                  3,868,284    4,138,330
                                                    ---------    ---------


Other Assets:
  Deposits                                              5,000        5,000
  Deferred Income Tax                               1,334,000    1,024,000
                                                   ----------   ----------
      Total Other Assets                            1,339,000    1,029,000
                                                   ----------   ----------

Total Assets                                      $ 6,427,644  $ 5,836,942
                                                  ===========   ==========














The accompanying notes are an integral part of these financial statements




                        FOOD TECHNOLOGY SERVICE, INC.
                               BALANCE SHEETS

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                     2009            2008
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------                 ------          ------
                                                    (unaudited)

Current Liabilities:
  Accounts Payable and Accrued Liabilities       $     87,772   $   31,295
  Financing Agreement and Debenture Payable           447,565      628,629
                                                   ----------   ----------
     Total Current Liabilities                        535,337      659,924
                                                   ----------     --------

Stockholders' Equity:

  Common Stock $.01 par value, 5,000,000 shares authorized,
    2,756,458 shares issued and
    outstanding on September 30, 2009 and
    December 31, 2008                                  27,564       27,564
  Paid in Capital                                  12,171,444   12,147,444
  Deficit                                          (6,288,210)  (6,979,499)
  Treasury Stock, 5,155 shares at cost                (18,491)     (18,491)
                                                   ----------   ----------
Total Stockholders' Equity                          5,892,307    5,177,018
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity        $ 6,427,644  $ 5,836,942
                                                   ==========   ==========






















The accompanying notes are an integral part of these financial statements




                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


                                                        2009         2008
                                                        ----         ----
                                                   (unaudited)   (unaudited)

Net Sales                                            $ 547,685   $ 683,409
Processing Costs                                       154,878     128,190
                                                     ---------    --------
           Income from Operations                      392,807     555,219

General Administrative and Development                 229,488     249,950
Depreciation and Amortization                           95,370     102,765
Interest Expense                                         5,458      15,645
                                                     ---------    --------
Income Before Income Taxes                              62,491     186,859

Income Taxes Expense (Benefit)
    Current                                             23,747      71,006
    Deferred                                          (281,000)        -
                                                     ---------    --------
Income (Loss) before
  Benefit of Tax Loss
  Carryovers                                           319,744     115,853

Benefit of Tax
  Loss Carryovers                                       23,747      71,006
                                                     ---------    --------
Net Income    	                                   $ 343,491    $186,859
                                                     =========    ========
Net Income per Common Share
-Basic                                                 $ 0.125     $ 0.068
-Diluted                                               $ 0.123     $ 0.068

Weighted average number of common shares used in computation
-Basic                                               2,756,458    2,756,458
-Diluted                                             2,827,958    2,756,458












The accompanying notes are an integral part of these financial statements




                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

                                                        2009          2008
                                                        ----          ----
                                                    (unaudited)    (unaudited)

Net Sales                                           $1,875,239     $1,865,344
Processing Costs                                       389,136        400,309
                                                     ---------      ---------
          Income from Operations                     1,486,103      1,465,035

General Administrative and Development                 764,447        735,149
Depreciation and Amortization                          292,432        282,475
Interest Expense                                        18,935         54,224
                                                     ---------      ---------
Income Before Income Taxes                             410,289        393,187

Income Taxes Expense (Benefit)
   Current                                             155,910        149,411
   Deferred                                           (281,000)           -
                                                     ---------      ---------
Income (Loss) before
   Benefit of Tax Loss
   Carryovers                                          535,379        243,776

Benefit of Tax
   Loss Carryovers                                     155,910        149,411
                                                     ---------      ---------
Net Income                                           $ 691,289     $  393,187
                                                     =========       ========
Net Income per Common Share
-Basic                                                 $ 0.251        $ 0.143
-Diluted                                               $ 0.244        $ 0.143

Weighted average number of common shares used in computation
-Basic                                                2,756,458  	  2,756,458
-Diluted                                              2,827,958     2,756,458













The accompanying notes are an integral part of these financial statements

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                  Nine Months      Nine Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                        2009            2008
                                                  -------------- --------------
                                                    (unaudited)     (unaudited)
Cash Flows from Operations:
   Sales Income Received                          $  1,931,701      $ 1,927,486
   Interest Received                                     3,729              450
   Interest Paid                                       (18,935)         (13,448)
   Cash Paid for Operating Expenses                 (1,081,259)      (1,120,106)
                                                      ---------       ---------
                                                       835,236          794,382
Cash Flows from Investing:
   Property & Equipment Purchase                       (22,386)        (580,394)
                                                     ----------       ---------
                                                       (22,386)        (580,394)

Cash Flows from Financing Activities:
   Repayment on Note Payable                              -            (244,714)
   Repayment on Financing Agreement and
      Debenture Payable                               (181,064)         (50,000)
                                                     ----------       ---------
                                                      (181,064)        (294,714)
                                                     ----------       ---------

Net Increase (Decrease) in Cash                         631,786         (80,726)

Cash at Beginning of Period                             216,978         257,286
                                                     ----------      ----------
Cash at End of Period                                $  848,764      $  176,560
                                                     ==========      ==========
_______________________________________________________________________________

Reconciliation of Net Income to Net Cash
   Provided by Operations
   Net Income                                         $691,289       $ 393,187
Adjustments to Reconcile Net Income to
Cash Provided by Operations:
   Depreciation                                        290,116         282,475
   Amortization                                          2,316           1,714
   Accrued Interest                                        -            40,776
   Deferred Income Taxes                              (281,000)            -
  (Increase) Decrease in Receivables                    56,462          62,142
  (Increase) Decrease in Prepaids                       (4,424)        (12,387)
   Increase (Decrease) in Payables and Accruals         80,477          26,475
                                                     ----------      ----------
Net Cash Provided by Operating
Activities                                           $ 835,236       $  794,382
                                                     ==========      ==========

The accompanying notes are an integral part of these financial statements


                         FOOD TECHNOLOGY SERVICE, INC.


NOTE 1: BASIS OF PRESENTATION
-------------------------------
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.


NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------
Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162" ("The Codification"). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company's references to U.S. GAAP accounting standards but did not impact the Company's financial statements.


NOTE 3: USE OF ESTIMATES
-------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.









                         FOOD TECHNOLOGY SERVICE, INC.

NOTE 4: INCOME TAXES
-------------------------------
The Company has unused operating loss carry forwards available at December 31, 2008 of $7,469,011.

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses.

A valuation allowance has been established to eliminate the net deferred tax benefit due to uncertainty as to whether the tax benefits would ever be realized. During the third quarter, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize a larger portion of the Company's deferred asset. Accordingly, $281,000 of the valuation allowance was reversed as a credit to income tax expense during 2009.

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


NOTE 5: EARNINGS PER SHARE
-------------------------------
Earnings per share is calculated in accordance with ASC 260-10, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Statements of Operations.















                         FOOD TECHNOLOGY SERVICE, INC.

NOTE 5: EARNINGS PER SHARE (continued)
-------------------------------
The following table sets forth the computation of basic and diluted per share information:



                                                  Three Months    Three Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      2009            2008
                                                 -------------- --------------

Numerator:
     Net Income                                       $ 343,491     $  186,859
                                                 ============== ==============
Denominator:

Weighted average common shares outstanding            2,756,458      2,756,458

Dilutive effect of stock options                         71,500           -
                                                 --------------  -------------

Weighted average common shares
      outstanding, assuming dilution                  2,827,958      2,756,458
                                                 ==============  =============



                                                  Nine Months      Nine Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      2009            2008
                                                 -------------- --------------

Numerator:
     Net Income                                       $ 691,289     $  393,187
                                                 ============== ==============
Denominator:

Weighted average common shares outstanding            2,756,458      2,756,458

Dilutive effect of stock options                         71,500           -
                                                 --------------  -------------

Weighted average common shares
      outstanding, assuming dilution                  2,827,958      2,756,458
                                                 ==============  =============







                         FOOD TECHNOLOGY SERVICE, INC.




NOTE 5: EARNINGS PER SHARE (continued)
-------------------------------
Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.



                                  Three Months ended      Nine Months Ended
                                     September 30,          September 30,
                                   2009       2008         2009        2008
                                  ------     -------     -------     -------

Out of the money options excluded:

Stock option with an
    exercise price of $4.96         -         1,500         -           1,500
Stock option with an
    exercise price of $4.56        2,500      2,500        2,500        2,500
Stock option with an
    exercise price of $4.12        7,000      7,000        7,000        7,000
Stock option with an
    exercise price of $3.56        2,250      2,250        2,250        2,250
Stock option with an
    exercise price of $3.36        2,500      2,500        2,500        2,500
Stock option with an
    exercise price of $3.28       10,000     10,000       10,000       10,000
Stock option with an
    exercise price of $3.24      100,000    100,000      100,000      100,000
Stock option with an
    exercise price of $2.52       10,000     10,000       10,000       10,000
Stock option with an
    exercise price of $2.57       20,000     20,000       20,000       20,000
Stock option with an
    exercise price of $2.18       11,500     11,500       11,500       11,500

                                  ------    -------      -------      -------

                                 165,750    167,250      165,750      167,250

                                  ------    -------      -------      -------











Management's Analysis of Quarterly Income Statements Operations
----------

Food Technology Service, Inc. had revenues of $547,685 during the third quarter of 2009 compared to revenues of $683,409 for the same period in 2008. This is a decrease of approximately 19.9 percent. Management attributes the decrease in revenue in the third quarter of 2009 to the loss of a large customer. As previously reported, the customer, responsible for approximately 25% of our revenue for the year ended December 31, 2008, was acquired by a third party and their operations were moved to the Southwest United States at the end of the first quarter of 2009. This decrease in revenue during the third quarter had little effect on revenue for the nine months ended September 30, 2009 due to a settlement fee of $85,229 received in the second quarter for termination of a warehouse lease by the lost customer. For the first three quarters of 2009, the Company had revenues of $1,875,239 which is comparable to revenues of $1,865,344 for the first three quarters of 2008.

The Company periodically evaluates the value of tax-loss carry-forward credits on its financial statements as required by Generally Accepted Accounting Principles. During the third quarter of 2009, as a result of the operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize a larger portion of the Company's deferred asset. Accordingly, $281,000 of the reserve was reversed as a credit to income taxes during 2009. To facilitate comparison to the same period in 2008, profit for the third quarter of 2009 and the first three quarters of 2009 is being expressed as net income (with increased tax credit benefit) and income before taxes (without increased tax credit benefit).

The Company had net income (with increased tax credit benefit) during the third quarter of 2009 of $343,491 and income before taxes (without increased tax credit benefit) during the third quarter of 2009 of $62,491. These figures compare to $186,859 during the third quarter of 2008 and represent a decrease in income before taxes of about 66 percent and an increase in net income of about 84 percent. For the first three quarters of 2009, the Company had income before taxes of $410,289 and net income of $621,289. For the first three quarters of 2008, the Company had net income of $393,187. Income before taxes for the first three quarters of 2009 increased by about 4 percent compared to the first three quarters of 2008. Net income for the first three quarters of 2009 increased approximately 58% over the same period in 2008. Earnings per share for the first three quarters of 2009 were $0.251 compared to $0.143 for the same period in 2008.

During the third quarter of 2009 processing costs as a percentage of sales were
28.3 percent compared to 18.8 percent in the third quarter of 2008. This increase reflects the loss of a large customer and the fact that processing costs are relatively fixed. General administrative and development costs as a percentage of sales during the third quarter of 2009 were 41.9 percent compared to 35.4 percent in the third quarter of 2008. Again, the increase in general, administrative and development expenses as a percentage of sales reflects lower revenues and the fact that these costs are relatively fixed.






During the first three quarters of 2009, processing costs as a percentage of sales were 20.8 percent compared to 21.5 percent during the first three quarters of 2008. This slight decrease is attributed to in-house costs associated with the installation of Cobalt in June, 2008. The Company did not
install Cobalt during the first three quarters of 2009.   General,
administrative and development costs as a percentage of sales were 40.8 percent during the first three quarters of 2009 compared to 39 percent during the same period in 2008. The increase in these costs is attributed to renovations made to the roof of the facility beginning in the second quarter of 2009.

During the third quarter of 2009, the Company made a payment of $200,000 for debt owed to MDS Nordion. This reduced the Company's total debt at the end of the third quarter of 2009 to $447,565. The Company has made further debt payment of $225,000 during the fourth quarter of 2009.






Liquidity and Capital Resources
-------------------------------
As of September 30, 2009, the Company has cash on hand of $848,764 and accounts receivable of $211,843.







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

Date: November 13, 2009              FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer