Form 10-K
period 2009-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2010-03-30
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 2009

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

        Large Accelerated Filer  []       Accelerated Filer  []
        Non-Accelerated Filer  [X]        Smaller Reporting Company  []


   The Registrant's operating revenues for its most recent fiscal year were $2,515,978.

   As of February 26, 2010, 2,756,458 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (2,112,049 shares) was approximately $3,801,688 based on the market price at that date.

                   DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 21, 2010.













































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

Item 13  Certain Relationships and Related Transactions and Director
         Independence

Item 14  Principle Accounting Fees and Services

PART IV

Item 15  Exhibits and Financial Statement Schedules











                                    PART I

Item 1.  Description of Business

     Food Technology Service, Inc., (the "Company") was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida that uses gamma radiation to provide contract sterilization services to the medical device, food and consumer goods industries. The Company also irradiates packaging, spices and ingredients. The Company's revenue for 2009 ($2,515,978) resulted primarily from the processing of medical items and food. The
Company continues to diversify its customer base, however three customers accounted for approximately 62% of revenues in 2009.

     During the past few years, the Company has aggressively pursued sterilization of medical devices to increase its customer base. Medical device manufacturing is expanding rapidly due to improvements in medical technology and an aging population structure in the U.S. The Company is certified to International Organization for Standardization (ISO) standards for radiation sterilization of medical devices, which is especially important for potential customers exporting medical products to the EU and Canada. Medical device sterilization represented approximately 72% of revenues in 2009. The State of Florida is now the second leading state in the U.S. for FDA registered medical device companies.

     Food irradiation is a proven technology that can prevent food-borne illness or prevent the spread of insect pests. The process is supported by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the World Health Organization, the American Medical Association, the American Dietetic Association and other governmental and scientific organizations. Food irradiation is a developing segment of the irradiation industry and the Company is well-positioned to take advantage of future growth in this area. Food irradiation was responsible for approximately 16% of revenues in 2009.

     Although the Company focuses on medical sterilization and food irradiation, the Company has and will continue to take advantage of profitable opportunities to irradiate other products. In particular, the Company irradiates packaging, cosmetic ingredients, horticultural items and consumer goods. Such items accounted for approximately 12% of 2009 revenues.

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



Personnel
---------

     As of December 31, 2009, the Company had thirteen employees.

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

     By agreements dated March 6, 2001, April 17, 2001, May 18, 2001 and November 20, 2001, the Company and MDS Nordion agreed and further confirmed that the Debt and any future advances, including payment of guarantees or indemnities to third parties made by MDS Nordion for the Company's benefit, shall be convertible at MDS Nordion's option, at any time, into Common Stock of the Company. The applicable conversion rate is determined based on 70% of the closing price of the Company's shares of Common Stock listed on NASDAQ, on the last trade date prior to the exercise of the conversion right. MDS Nordion has waived its rights to convert interest accruing on the indebtedness through January 1, 2010. All debt incurred under agreements with MDS Nordion was paid in full on December 9, 2009.

     In addition to Cobalt 60 purchased from MDS Nordion, MDS Nordion has stored an additional amount of Cobalt 60 at the Company's facility in anticipation of the Company's future needs. At the end of 2009, there were approximately 1.0 million curies of Cobalt 60 both owned and stored at the Company's facility. Title in and to 116,295 curies of Cobalt 60 located at the facility remains the property of MDS Nordion and may be removed by MDS Nordion at any time.

Item 2.   Description of Properties

     The Company's irradiation facility and executive office are located on an approximately 2.17 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between Central Florida near the major interstate systems. The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's facility is designed to operate 24 hours per day, seven days per week. As of December 31, 2009, the Company had in use approximately 1.0 million curies of Cobalt 60. The facility is licensed for a maximum of 4,500,000 curies of Cobalt 60 which allows production to be increased significantly, if needed.

     The Company has an approximately 8,000 square foot warehouse on 2.17 acres of Company-owned land adjacent to the processing facility.

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

                                 BID PRICES
                                ------------

                     2008                 High           Low
                     ----                 ----           ---
                 First Quarter           $2.85          $1.82
                 Second Quarter           2.58           1.62
                 Third Quarter            3.08           1.22
                 Fourth Quarter           1.32            .80

                     2009                 High           Low
                     ----                 ----           ---
                 First Quarter           $2.43          $ .90
                 Second Quarter           3.00           1.51
                 Third Quarter            2.50           1.62
                 Fourth Quarter           2.08           1.60

(b) As of December 31, 2009 the approximate number of beneficial holders of Common Stock of the Company was 3,500.

(c) The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6.  Selected Financial Data

         Not applicable.

Item 7.     Management's Discussion and Analysis

Plan of Operations
------------------

     Food Technology Service, Inc. had revenue of $2,515,978 in 2009 which is comparable to the $2,507,078 realized in 2008. The Company periodically evaluates the value of tax-loss carry-forward credits on its financial statements as required by Generally Accepted Accounting Principles. In 2008, the Company increased the value of the tax-loss carry-forward credits which increased net income in 2008 and stockholders equity at December 31, 2008 by $525,000. Based on increased profitability in 2009 and potential future profitability, the Company again increased the value of the tax-loss carry-forward credits which increased net income in 2009 and stockholders equity at December 31, 2009 by $139,000. To facilitate comparison to prior year operations, the Company had income before taxes of $559,358 in 2009 compared to $505,387 in 2008, an increase of approximately 10.7 percent. Income per share before taxes was $0.203 for 2009 compared to $0.183 for 2008. Due to the tax credit, the Company had net income of $698,358 or $0.253 per share in 2009 compared to net income of $1,030,387 or $0.374 per share in 2008.
     Revenue for the fourth quarter of 2009 was $640,039 compared to $641,731 during the same period in 2008.

    Management attributes a lack of revenue growth in 2009 to the loss of a large customer during the first quarter. The customer, which accounted for approximately 25% of revenues in 2008 was purchased and moved to Texas. In addition to revenues generated by that customer during the first quarter of 2009, revenue of $85,229 in lease termination fees was recognized from that customer during the second quarter. The fact that annual and fourth quarter revenues were nearly identical between 2009 and 2008 is an indication that the Company has replaced much of the lost business.

     During 2009, processing costs as a percentage of revenue were 21.4 percent compared to 22.6 percent in 2008. This decrease was not significant and reflects the fact that such costs are relatively fixed. General administrative and development costs as a percentage of revenue during 2009 were 40.2 percent compared to 39.3 percent in 2008. Again, this change is not significant and reflects the relatively fixed nature of these costs.

     In order to comply with FASB ASC 718, the Company continues to report the value of stock-options granted as an item of expense. These options have been issued to Company employees and Board members and are valued using the Black-Scholes pricing method. This action increased expenses in 2009 by $39,383.

     Although there is no assurance, management anticipates continued profitability during 2010. Management does not anticipate any significant increase in processing costs or general and administrative expenses as a percentage of revenue during 2010.

Liquidity and Capital Resources
     -------------------------------

     All debt incurred under agreements with MDS Nordion was paid in full on December 9, 2009.

     At December 31, 2009, the Company had cash on hand of approximately
$610,311.

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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

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




























                                    PART III

Item 10.       Directors, Executive Officers, and Corporate Governance

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2010 Annual Shareholders Meeting scheduled to be held on May 21, 2010.

Item 11.       Executive Compensation

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2010 Annual Shareholders Meeting scheduled to be held on May 21, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2010 Annual Shareholders Meeting scheduled to be held on May 21, 2010.

Item 13.       Certain Relationships and Related Transactions and Director
               Independence

     See Item 1 Business - "Agreements with MDS Nordion."

Item 14.       Principle Accounting Fees and Services

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2010 Annual Shareholders Meeting scheduled to be held on May 21, 2010.

Item 15.       Exhibits

(1)   Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18
      (File No. 33-36838-A).
(2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
(10)  Agreements entered into by the Company with MDS Nordion
        *(a) Reimbursement and Indemnity Agreement dated October 22, 1991 *(b) Agreement dated December 11, 1991
        *(c)  Debenture dated January 15, 1992
        *(d) Copy of Security & Mortgage Agreement dated January 15, 1992 *(e) Financing Agreement dated February 21, 1992
        *(f)  Security Agreement dated February 21, 1992
       **(g) Letter Agreement dated March 31, 1994 and April 13, 1994 ***(h) Modification Agreement
    ****(14)  Code of Ethics
 *****(23.1)  Information Concerning Consent of Faircloth & Associates Inc.
   *****(31)  Rule 13a-14(a)/15d-14(a) Certifications
   *****(32)  Section 1350 Certification

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

              ***** Filed herewith.











































                                    SIGNATURES
                                    ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th of March 2010.

                                            FOOD TECHNOLOGY SERVICE, INC.

                                            By: /S/ Richard G. Hunter, Ph.D.
                                            --------------------------------
                                            Richard G. Hunter, Ph.D.
                                            Chief Executive Officer and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Name                         Title                         Date
         ----                         -----                         ----

 /S/ Richard G. Hunter, Ph.D.        Director                   March 30, 2010
-------------------------------
Richard G. Hunter, Ph.D.
Chief Executive Officer
and Chief Financial Officer

 /S/ Samuel Bell                     Director                   March 30, 2010
-------------------------------
Samuel Bell

 /S/ John Corley                     Director                   March 30, 2010
-------------------------------
John Corley

 /S/ Gary Lifshin                    Director                   March 30, 2010
-------------------------------
Gary Lifshin

 /S/ David Nicholds                  Director                   March 30, 2010
-------------------------------
David Nicholds

 /S/ John T. Sinnott                 Director                   March 30, 2010
-------------------------------
John T. Sinnott, M.D., F.A.C.P

 /S/ Ronald Thomas, Ph.D.            Director                   March 30, 2010
-------------------------------
Ronald Thomas, Ph.D.




















                           FOOD TECHNOLOGY SERVICE, INC.

                           INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
     (Faircloth & Associates, P.A.)                                         1

Report of Independent Registered Public Accounting Firm
     (Ferlita, Walsh & Gonzalez, P.A.)                                      2

Financial Statements

Balance Sheet - December 31, 2009 and 2008                              3 - 4

Statement of Operations - Years Ended December 31, 2009 and 2008            5

Statement of Stockholders' Equity - Years Ended December 31, 2009
     and 2008                                                               6

Statement of Cash Flows - Years Ended December 31, 2009 and 2008            7

Notes to Financial Statements                                          8 - 17




















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




FAIRCLOTH & ASSOCIATES, P.A.

Tampa, Florida
February 10, 2009








THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY FAIRCLOTH & ASSOCIATES, INC. IN CONNECTION WITH FOOD TECHNOLOGY SERVICE, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY FAIRCLOTH & ASSOCIATES, INC. IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE
EXHIBIT 23.1 FOR FURTHER DISCUSSION.



                                      (1)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Food Technology Service, Inc.
Mulberry, Florida


We have audited the accompanying consolidated balance sheet of Food Technology Service, Inc. as of December 31, 2009 and the related statement of income, stockholders' equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Food Technology Service, Inc. as of December 31, 2008, were audited by other auditors whose report dated February 10, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.





FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

March 12, 2010






                                      (2)

                         FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS



                                                     December 31,
                                                 2009            2008
                                                 ----            ----

                                   ASSETS
                                   ------

Current Assets:
  Cash                                       $   610,311      $   216,978
  Accounts Receivable, Less Allowance
     for Doubtful Accounts of $2,500             213,752          268,305
  Prepaid Expenses                                31,807           33,329
  Deferred Tax Asset                             186,000          184,000
                                             ------------     ------------

  Total Current Assets                         1,041,870          702,612
                                             ------------     ------------

Property, Plant and Equipment:
  Buildings                                    3,282,029        3,282,029
  Cobalt                                       4,404,543        4,404,543
  Furniture and Equipment                      1,923,743        1,899,887
  Less:  Accumulated Depreciation             (6,005,524)      (5,619,783)
                                             ------------     ------------
                                               3,604,791        3,966,676
  Land                                           171,654          171,654
                                             ------------     ------------

    Total Property, Plant and Equipment        3,776,445        4,138,330
                                             ------------     ------------

Other Assets:
  Deferred Tax Asset                           1,128,000          991,000
  Utility Deposits                                 5,000            5,000
                                             ------------     ------------

      Total Other Assets                       1,133,000          996,000
                                             ------------     ------------

      Total Assets                           $ 5,951,315      $ 5,836,942
                                             ============     ============








                       SEE NOTES TO FINANCIAL STATEMENTS
                                      (3)

                        FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS



                                                      December 31,
                                                 2009              2008
                                                 ----              ----

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Liabilities   $    36,556      $    31,295
  Financing Agreement Payable                          -          628,629
                                             ------------     ------------

    Total Current Liabilities                     36,556          659,924
                                             ------------     ------------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
  5,000,000 Shares, Issued 2,756,458              27,564           27,564
  Paid-In Capital                             12,186,827       12,147,444
  Deficit                                     (6,281,141)      (6,979,499)
                                             ------------     ------------
                                               5,933,250        5,195,509
  Less, 5,154 Treasury Shares at Cost            (18,491)         (18,491)
                                             ------------     ------------

    Total Stockholders' Equity                 5,914,759        5,177,018
                                             ------------     ------------

Commitments and Contingencies
(Note I)                                              --               --

    Total Liabilities and Stockholders'
    Equity                                   $ 5,951,315      $ 5,836,942
                                             ============     ============















                       SEE NOTES TO FINANCIAL STATEMENTS
                                      (4)

                           FOOD TECHNOLOGY SERVICE, INC.
                             STATEMENTS OF OPERATIONS



                                                      Year Ended
                                                      December 31,
                                                 2009             2008
                                                 ----             ----

Net Revenues                                 $ 2,515,978      $ 2,507,078
                                             ------------     ------------

Processing Costs                                 538,293          567,734

Selling, General and
   Administrative                              1,011,610          986,425

Depreciation                                     385,741          383,182

Interest Expense                                  20,976           64,350
                                             ------------     ------------
                                               1,956,620        2,001,691

Income before
   Income Taxes                                  559,358          505,387

Income Taxes
   Current                                       210,500          204,000
   Deferred Income Tax
      (Benefit)                                 (139,000)        (525,000)
                                             ------------     ------------
        Total                                     71,500         (321,000)

Income before Benefit
   of Tax Loss Carryovers                        487,858          826,387

Benefit of Tax Loss Carryovers                   210,500          204,000
                                             ------------     ------------

   Net Income                                $   698,358      $ 1,030,387
                                             ============     ============

Net Income Per Common Share
   -Basic                                    $    0.253       $     0.374
   -Diluted                                  $    0.248       $     0.366

Weighted average number of common shares
   used in computation
   -Basic                                      2,756,458        2,756,458
   -Diluted                                    2,816,458        2,816,458



                       SEE NOTES TO FINANCIAL STATEMENTS
                                      (5)

                         FOOD TECHNOLOGY SERVICE, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY



                               Common       Paid-In                  Treasury
                                Stock       Capital      Deficit      Stock
                               -------      -------      -------     --------

Balance, December 31, 2007       27,564    12,114,350   (8,009,886)    (18,491)

   Stock Option Expense                        33,094

   Net Income for Year                                   1,030,387
                             ----------  ------------  ------------  ----------
Balance, December 31, 2008       27,564    12,147,444   (6,979,499)    (18,491)

   Stock Option Expense                        39,383

   Net Income for Year                                     698,358
                             ----------  ------------  ------------  ----------
Balance, December 31, 2009   $   27,564  $ 12,186,827  $(6,281,141)  $ (18,491)
                             ==========  ============  ============  ==========































                       SEE NOTES TO FINANCIAL STATEMENTS
                                      (6)

                         FOOD TECHNOLOGY SERVICE, INC.
                            STATEMENT OF CASH FLOWS

                                                     Year Ended
                                                     December 31,
                                                 2009             2008
                                                 ----             ----
Cash Flows from Operations:
   Cash Received from Customers              $ 2,570,531      $ 2,575,521
   Interest Received                               5,233                -
   Cash Paid for Interest                        (20,976)         (13,448)
   Cash Paid for Operating Expenses           (1,508,970)      (1,552,831)
                                             ------------     ------------
   Net Cash Provided/(Used) by Operations      1,045,818        1,009,242

Cash Flows from Investing Activities:
   Purchase of Equipment and Cobalt              (23,856)        (604,313)
                                             ------------     ------------
   Net Cash Provided/(Used) by Investing         (23,856)        (604,313)

Cash Flows from Financing Activities:
   Repayment on Financing Agreement             (628,629)        (445,237)
                                             ------------     ------------
Net cash provided/(Used) by Financing           (628,629)        (445,237)

Net Increase (Decrease) in Cash                  393,333          (40,308)
Cash at Beginning of Year                        216,978          257,286
                                             ------------     ------------
Cash at End of Year                          $   610,311      $   216,978
                                             ============     ============
Reconciliation of Net Income (Loss) to
  Net Cash Provided/(Used) by Operations:
  Net Income/(Loss)                          $   698,358      $ 1,030,387

Adjustments to Reconcile
  Net Income/(Loss) to Cash Provided or Used:
  Loan Cost Amortization                           5,774            9,668
  Deferred Income Taxes                         (139,000)        (525,000)
  Depreciation                                   385,741          383,182
  Non Cash Payments of Interest
     and Salaries                                 39,384           83,995
  (Increase)/Decrease in Receivables              54,553           69,109
  (Increase)/Decrease in Prepaid Expenses         (4,254)          (5,060)
  Increase/(Decrease) in Payables
     and Accruals                                  5,262          (37,039)
                                             ------------     ------------
Net Cash Provided/(Used) by Operations       $ 1,045,818      $ 1,009,242
                                             ============     ============

Supplemental schedule of non-cash investing and financing activities.

The Company converted $50,903 of interest expense to debt in 2008.


                       SEE NOTES TO FINANCIAL STATEMENTS
                                      (7)

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note A - Summary of Significant Accounting Policies

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

4. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Assets other than Cobalt have been depreciated using the straight-line method over the following lives for both financial statement and tax purposes:

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

MDS Nordion is the Company's supplier of Cobalt 60 and has agreed to accept the return of all Cobalt 60 that has reached the end of its useful life; therefore, the Company has no environmental remediation liability for the disposal of the Cobalt 60.
                                      (8)

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note A - Summary of Significant Accounting Policies (continued)

5. Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and fully insures noninterest-bearing transaction accounts until June 30, 2010. At December 31, 2009, the uninsured cash balance was $0.

7. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed by the weighted average number of common shares outstanding, plus the effect of common stock equivalents that are dilutive.

8. Comprehensive Income

The only component of comprehensive income the Company has is net income.

9. Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable, accrued liabilities approximate fair value.

Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily exchange.

10. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note E)

Compensation cost under the plans is recognized using the fair value recognition provisions of FASB ASC 718. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.

11. Reclassification

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.


                                      (9)

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note B - Financing Agreement

As of December 31, 2008 the Company owed MDS Nordion $628,629. On December 9, 2009 the debt was paid in full. The debt bears interest at prime plus 1%. The total interest paid on the debt for 2009 was $20,976.

Note C - Lines of Credit

The Company has a letter of credit of $600,000 through MDS Nordian to satisfy the requirements under the Radioactive Materials License from the State of Florida. The letter of credit is guaranteed by MDS Nordion and is collateralized by the Company's warehouse facility. The Company agreed to reimburse MDS Nordian for the associated expenses relating to the letter of credit. The letter of credit bears interest at prime plus 1%. As of December 31, 2009 the letter of credit is still active with a $0 balance.

The Company has a separate line of credit available for the short term capital needs of the Company with Magnify Credit Union for $300,000. The line of credit is secured by the Company's warehouse and bears interest at the WSJ prime plus 1%. As of December, 31 2009 the Company has not used the line of credit.

Note D - Income Taxes

The Company has unused operating loss carry forwards available at December 31, 2009 of $4,931,966 for tax purposes. The loss carry forwards expire as follows:

                           Year             Amount
                           ----             ------
                           2010          $ 1,262,386
                           2011            1,048,800
                           2012              688,497
                           2018              647,341
                           2019              840,410
                           2020               86,215
                           2022              256,356
                           2024              101,961
                                         -----------
                                         $ 4,931,966
                                         ===========

During 2009 $563,789 of loss carry forwards were used and $675,801 expired.

The components of the provision for income taxes (benefits) are attribution to continuing operations as follows:






                                      (10)

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note D - Income Taxes (continued)

                                        2009          2008
                                        ----          ----
               Current
               Federal               $  190,200    $  183,600
               State                     20,300        20,400
                                     -----------   -----------
                                     $  210,500    $  204,000
                                     ===========   ===========

               Deferred
               Federal                 (131,355)     (496,125)
               State                     (7,645)      (28,875)
                                     -----------   -----------
                                     $ (139,000)   $ (525,000)
                                     ===========   ===========

               Benefit of Tax Loss
                  Carryovers         $ (210,500)    $(204,000)
                                     ===========   ===========

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and net operating losses. The components of deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows:

                                                 2009          2008
                                                 ----          ----
    Current Net operating loss               $   495,000   $   490,000
    Non-Current Net operating loss             1,361,000     1,970,000
                                             ------------  ------------
    Total Net operating loss carry forwards    1,856,000     2,460,000
                                             ------------  ------------
       Net deferred tax assets                 1,856,000     2,460,000
       Less - Valuation Allowance               (542,000)   (1,285,000)
                                             ------------  ------------
    Deferred Tax Benefit                     $ 1,314,000   $ 1,175,000
                                             ============  ============

A valuation allowance has been established to eliminate the net deferred tax benefit due to uncertainty as to whether the tax benefits would ever be realized. During the year, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize a larger portion of the Company's deferred asset.


                                      (11)

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note D - Income Taxes (continued)

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. Accordingly, if future operations generate taxable income greater than the projections, further adjustments to reduce the reserve are possible. Conversely, if the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

Income taxes for the years ended December 31, 2009 and 2008 differ from the amounts computed by applying the effective income tax rates of 37.63% and 40%, respectively, to income before income taxes as a result of the following:

                                                   2009          2008
                                                   ----          ----
    Expected provision at US statuary rate     $   190,200   $   183,600
    State income tax net of federal benefit         20,300        20,400
    Nondeductible                                    4,400         6,856
    Change in estimates and available NOL
        carryforwards                              389,100        86,144
    Change in valuation allowance                 (743,000)     (822,000)
                                               ------------  ------------
    Income tax (benefit)                       $  (139,000)  $  (525,000)
                                               ============  ============

The Company's tax years 2005 through 2008 remain open to examination by taxing jurisdictions.

Note E - Stock Options

On February 9, 1999 the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares.

Shares were granted to Directors as follows:

                        Year      Shares      Per Share
                        ----      ------      ---------
                        2006      10,000        $3.28
                        2007      10,000        $2.52
                        2008      11,500        $2.18
                        2009      11,500        $1.89



                                      (12)

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note E - Stock Options (continued)

On June 23, 2000 the Stockholders approved the 2000 Incentive and
Non-Statutory Stock Option Plan (the "2000 Plan").

The 2000 Plan is administered by the Board of Directors who is authorized to grant incentive stock options ("ISO's") to Officers and employees of the Company and non-qualified options ("NQO's") for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 125,000 shares. Options granted and outstanding under this plan are as follows:

                              Year       Shares
                              ----      -------
                              2005        2,500
                              2006      100,000
                              2007       20,000
                                        -------
                                        122,500
                                        =======

The ISO's are exercisable 20% of the authorized amount immediately and 20%
in each of the following four years. ISO's granted to an optionee terminate 30 to 90 days after termination of employment or other relationship, except that ISO's terminate the earlier of the expiration date of the option, or 90 to 180 days in the event of death and 180 days to one year in the event of disability.

No further options are being issued under the 2000 Plan.

On May 14, 2009 the Stockholders approved the 2009 Incentive and Non-Statutory Stock Option Plan (the "2009 Plan").

The 2009 Plan is administered by the Board of Directors who is authorized to grant incentive stock options ("ISO's") to Officers and employees of the Company and non-qualified options ("NQO's") for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company's Stock that may be issued under the 2009 Plan is 125,000 shares.

As of December 31, 2009 options to purchase 11,500 shares have been granted under this plan.

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plans shall not exceed $100,000.

                                      (13)

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note E - Stock Options (continued)

The ISO's are exercisable 20% of the authorized amount immediately and 20% in each of the following four years. ISO's granted to an optionee terminate 30 to 90 days after termination of employment or other relationship, except that ISO's terminate the earlier of the expiration date of the option, or 90 to 180 days in the event of death and 180 days to one year in the event of disability.

Changes that occurred in options outstanding are summarized below:

                                    2009                   2008
                                    ----                   ----
                                  Average                Average
                                  Exercise               Exercise
                               Shares   Price         Shares   Price
                              --------  -----        --------  -----
          Outstanding at
          beginning of year   232,250   $2.57        171,250   $3.26

          Granted              11,500   $1.89         71,500   $1.15

          Exercised                --      --             --      --

          Expired/canceled     (1,500)  $4.96        (10,500)  $4.02
                              --------  -----        --------  -----
          Outstanding at
          end of year         242,250   $2.53        232,250   $2.57

          Exercisable at
          end of year         140,750   $2.84         83,250   $3.17

As mentioned in Note A, effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718. As a result, additional compensation expense of $39,383 and $33,094 was recorded in 2009 and 2008, respectively. An additional $59,812 could be recorded over the remaining vesting period of 60 months. The Company used the following assumptions in applying the Black-Scholes pricing method:

                                           2009         2008
                                           ----         ----
           Risk free interest rate         1.98%        1.55%
           Expected Volatility              81%          30%
           Expected Life                 5 years       5 years
           Dividend Yield                    0%           0%

Note F - Related Party Transactions:

The Company's supplier of Cobalt, MDS Nordion owns approximately 18.19% of the Company's outstanding common stock (see Note B & C for financing agreement and line of credit).
                                      (14)

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note F - Related Party Transactions (continued)

The Company has recently purchased the following Cobalt from MDS Nordion:

                         Year      Curies      Amount
                         ----     -------     --------
                         2007     384,065     $799,523
                         2008     200,000      470,688

Note G - Earnings Per Share

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

                                              2009             2008
                                             ------           ------
         Numerator:
         Net Income                        $  698,358       $1,030,387

         Dilutive effect of stock options      60,000           60,000
                                           -----------      -----------
         Weighted average common
              shares outstanding,
              assuming dilution             2,816,458        2,816,458
                                           ===========      ===========

Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares have an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.

Out of the money options excluded
                                                      2009            2008
                                                     ------          ------
Stock option with an exercise price of $3.60          5,000           5,000
Stock option with an exercise price of $4.56          2,500           2,500
Stock option with an exercise price of $4.12          7,000           7,000

                                      (15)

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note G - Earnings Per Share (continued)

Stock option with an exercise price of $3.56          2,250           2,250
Stock option with an exercise price of $3.36          2,500           2,500
Stock option with an exercise price of $3.28         10,000          10,000
Stock option with an exercise price of $3.24        100,000         100,000
Stock option with an exercise price of $2.52         10,000          10,000
Stock option with an exercise price of $2.57         20,000          20,000
Stock option with an exercise price of $2.18         11,500          11,500
Stock option with an exercise price of $1.89         11,500               -
                                                    -------         -------
Total anti-dilutive options excluded from EPS       182,250         170,750
                                                    =======         =======

Note H - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 62% of revenues in 2009.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals. A provision has been made for doubtful accounts which historically have not been significant.

Note I - Commitments and Contingencies

On March 11, 2006, the Board of Directors extended the President's employment contract for five years commencing September 1, 2006 at an annual salary of $110,000 ($115,000 as amended) plus options to purchase 100,000 shares of the Company's common stock at $3.24.

Note J - Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2009, the FASB issued FASB ASC 855-10-05, "Subsequent Events", which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FASB ASC 855-10-05 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of enters or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FASB ASC 855-10-05, also requires entities to disclose the date through which subsequent events have been evaluated. FASB ASC 855-10-05 is effective for the interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of FASB ASC 855-10-05 for the year ended December 31,

                                      (16)

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009

Note J - Recent Accounting Pronouncements (continued)

2009, as required, the adoption did not have a material impact on our financial statements.

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

Note K - Subsequent Events

We have evaluated subsequent events for recognition or disclosure in these financial statements through the date of issuance of these financial statements, and determined there are no material transactions to recognize or disclose.

























                                      (17)