Form 10-Q
period 2010-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2010-05-17
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



             For the Quarterly Period Ended March 31, 2010

                     Commission File Number 0-19047
                                           ---------


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


     Indicate by check mark whether the Registrant: (1) has filed all by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.     Yes  [ X ]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        Large Accelerated Filer [   ]    Accelerated Filer [   ]
        Non-Accelerated Filer [ X ]      Smaller Reporting Company [   ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.):   Yes  [   ]   No  [ X ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                       March 31, 2010
         -------                                     ----------------
Common Stock $.01 Par Value                          2,756,458 shares





                           FOOD TECHNOLOGY SERVICE, INC.

                                TABLE OF CONTENTS





PART I:

Financial Statements

Balance Sheets - March 31, 2010 and 2009                             1 - 2

Statements of Operations - Three Months Ended March 31,
     2010 and 2009                                                       3

Statements of Cash Flows - Three Months Ended March 31,
     2010 and 2009                                                       4

Notes to Financial Statements                                       5 - 14

PART II:

Management's Analysis of Quarterly Income Statements Operations &
Liquidity and Capital Resources                                         15

PART III:

Other Information                                                       16

























                         FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS




                                               March 31,      December 31,
                                                 2010             2009
                                             ------------     ------------
                                              (Unaudited)       (Audited)


                                   ASSETS
                                   ------

Current Assets:
  Cash                                       $   875,869      $   610,311
  Accounts Receivable, Less Allowance
     for Doubtful Accounts of $2,500             273,641          213,752
  Prepaid Expenses                                49,341           31,807
  Deferred Tax Asset                             186,000          186,000
                                             ------------     ------------

  Total Current Assets                         1,384,851        1,041,870
                                             ------------     ------------

Property, Plant and Equipment:
  Buildings                                    3,282,029        3,282,029
  Cobalt                                       4,404,543        4,404,543
  Furniture and Equipment                      1,923,743        1,923,743
  Less:  Accumulated Depreciation             (6,096,725)      (6,005,524)
                                             ------------     ------------
                                               3,513,590        3,604,791
  Land                                           171,654          171,654
                                             ------------     ------------

    Total Property, Plant and Equipment        3,685,244        3,776,445
                                             ------------     ------------

Other Assets:
  Deferred Tax Asset                           1,042,400        1,128,000
  Utility Deposits                                 5,000            5,000
                                             ------------     ------------

      Total Other Assets                       1,047,400        1,133,000
                                             ------------     ------------

      Total Assets                           $ 6,117,495      $ 5,951,315
                                             ============     ============





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      1

                        FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS




                                               March 31,       December 31,
                                                 2010              2009
                                             ------------     ------------
                                              (Unaudited)       (Audited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Liabilities   $    49,522      $    36,556
                                             ------------     ------------

    Total Current Liabilities                     49,522           36,556
                                             ------------     ------------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
  5,000,000 Shares, Issued 2,756,458              27,564           27,564
  Paid-In Capital                             12,198,050       12,186,827
  Deficit                                     (6,139,150)      (6,281,141)
                                             ------------     ------------
                                               6,086,464        5,933,250
  Less, 5,154 Treasury Shares at Cost            (18,491)         (18,491)
                                             ------------     ------------

    Total Stockholders' Equity                 6,067,973        5,914,759
                                             ------------     ------------
    Total Liabilities and Stockholders'
    Equity                                   $ 6,117,495      $ 5,951,315
                                             ============     ============

















  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      2

                           FOOD TECHNOLOGY SERVICE, INC.
                             STATEMENTS OF OPERATIONS




                                                  Three Months Ended
                                                       March 31,
                                                 2010             2009
                                             ------------     ------------
                                             (Unaudited)      (Unaudited)


Net Revenues                                 $   661,824      $   674,830
                                             ------------     ------------

Processing Costs                                 114,293          122,944

Selling, General and Administrative              228,739          264,476

Depreciation                                      91,201           98,835

Interest Expense                                      -             6,703
                                             ------------     ------------
                                                 434,233          492,958

Income before Income Taxes                       227,591          181,872

Income Taxes - Deferred                          (85,600)              -
                                             ------------     ------------

   Net Income                                $   141,991      $   181,872
                                             ============     ============

Net Income Per Common Share
   -Basic                                    $    0.052       $     0.066
   -Diluted                                  $    0.050       $     0.064

Weighted Average Number of Common Shares
   Used in Computation
   -Basic                                      2,756,458        2,756,458
   -Diluted                                    2,849,458        2,827,958












  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      3

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS




                                                  Three Months Ended
                                                       March 31,
                                                 2010             2009
                                             ------------     ------------
                                              (unaudited)      (unaudited)

Cash Flows from Operations:
   Cash Received from Customers              $   601,935      $   675,118
   Interest Received                               1,044              719
   Cash Paid for Operating Expenses             (337,421)        (357,940)
                                             ------------     ------------
   Net Cash Provided/(Used) by Operations        265,558          317,897

Cash Flows from Investing Activities:
   Purchase of Equipment and Cobalt                   -            (9,053)
                                             ------------     ------------
   Net Cash Provided/(Used) by Investing              -            (9,053)

Net Increase (Decrease) in Cash                  265,558          308,844
Cash at Beginning of Period                      610,311          216,978
                                             ------------     ------------
Cash at End of Period                        $   875,869      $   525,822
                                             ============     ============
Reconciliation of Net Income (Loss) to
  Net Cash Provided/(Used) by Operations:
  Net Income/(Loss)                          $   141,991      $   181,872

Adjustments to Reconcile
  Net Income/(Loss) to Cash Provided or Used:
  Loan Cost Amortization                              -             1,443
  Deferred Income Taxes                           85,600               -
  Depreciation                                    91,201           98,836
  Non Cash Payments of Salaries                   11,223           15,457
  (Increase)/Decrease in Receivables             (59,889)             288
  (Increase)/Decrease in Prepaid Expenses        (17,534)         (12,080)
  Increase/(Decrease) in Payables
     and Accruals                                 12,966           32,081
                                             ------------     ------------
Net Cash Provided/(Used) by Operations       $   265,558      $   317,897
                                             ============     ============








  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      4

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

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





                                      5

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note A - Summary of Significant Accounting Policies (continued)

MDS Nordion is the Company's supplier of Cobalt 60 and has agreed to accept the return of all Cobalt 60 that has reached the end of its useful life; therefore, the Company has provided no environmental remediation liability for the disposal of the Cobalt 60.

5. Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and fully insures noninterest-bearing transaction accounts until June 30, 2010. At March 31, 2010, the uninsured cash balance was $0.

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

9. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note D)

Compensation cost under the plans is recognized using the fair value recognition provisions of FASB ASC 718. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.






                                      6

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note A - Summary of Significant Accounting Policies (continued)

10. Reclassification

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Note B - Lines of Credit

The Company has a letter of credit of $600,000 through MDS Nordian to satisfy the requirements under the Radioactive Materials License from the State of Florida. The letter of credit is guaranteed by MDS Nordion and is collateralized by the Company's warehouse facility. The Company agreed to reimburse MDS Nordian for the associated expenses relating to the letter of credit. The letter of credit bears interest at prime plus 1%. As of March 31, 2010 the letter of credit is still active with a $0 balance.

The Company has a separate line of credit available for the short term capital needs of the Company with Magnify Credit Union for $300,000. The line of credit is secured by the Company's warehouse and bears interest at the Wall Street Journal prime plus 1%. As of March 31, 2010 the Company has not used the line of credit.

Note C - Income Taxes and Available Carryforward

As of March 31, 2010, the Company had income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,704,375. The NOL will expire in various years ending through the year 2022. The benefits of NOL carryforward for the three months ended March 31, 2010 and 2009 were $85,600 and $69,111, respectively.

The components of the provision for income taxes (benefits) attributable to operations are as follows:
                                        Three Months Ended
                                              March 31,
                                        2010           2009
                                     -----------    -----------
Current
  Federal                            $        -     $        -
  State                                       -              -
                                     -----------    -----------
                                     $        -     $        -
                                     ===========    ===========
Deferred
  Federal                            $   73,100     $        -
  State                                  12,500              -
                                     -----------    -----------
                                     $   85,600     $        -
                                     ===========    ===========


                                      7
                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note C - Income Taxes and Available Carryforward (continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                       Current      Non-Current
                                     -----------    -----------
Deferred tax assets
  NOL carryforwards                  $  186,000     $1,042,400
                                     -----------    -----------
Deferred tax asset                   $  186,000     $1,042,400
                                     ===========    ===========

The change in the valuation allowance is as follows:

          December 31, 2009          $  542,000
          March 31, 2010                542,000
                                     -----------
Change in valuation allowance        $        -
                                     ===========

A valuation allowance has been established to eliminate the net deferred tax benefit due to uncertainty as to whether the tax benefits would ever be realized. During 2009, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize a larger portion of the Company's deferred asset.

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

Income taxes for the periods ended March 31, 2010 and 2009 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note C - Income Taxes and Available Carryforward (continued)

                                               Three Months Ended
                                                    March 31,
                                               2010           2009
                                           -----------    -----------
Expected provision at US statutory rate    $   73,100         59,111
State income tax net of federal benefit        12,500         10,000
Change in estimates in available NOL
   carry forwards                                   -        (69,111)
                                           -----------    -----------
Income tax expense / (benefit)             $   85,600     $        -
                                           ===========    ===========

The Company's tax years 2006 through 2009 remain open to examination by taxing jurisdictions.

Note D - Stock Options

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

The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 125,000 shares. Options granted and outstanding under this plan are as follows:

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note D - Stock Options (continued)

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

The maximum number of shares of the Company's Stock that may be issued under the 2009 Plan is 125,000 shares. Options granted and outstanding under this plan are as follows:

                              Year       Shares
                              ----      -------
                              2009       11,500

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

Changes that occurred in options outstanding are summarized below:

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note D - Stock Options (continued)

                                       Three Months Ended
                                            March 31,
                                    2010                 2009
                              ----------------     ----------------
                                  Average              Average
                                  Exercise             Exercise
                               Shares    Price      Shares    Price
                              --------   -----     --------   -----
          Outstanding at
          beginning of period  242,250   $2.53      232,250   $2.57

          Granted                  --      --           --      --

          Exercised                --      --           --      --

          Expired/canceled         --      --           --      --
                              --------   -----      -------   -----
          Outstanding at
          end of period        242,250   $2.53      232,250   $2.57

          Exercisable at
          end of period        160,417   $2.84      113,417   $3.09

As mentioned in Note A, effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718. As a result, additional compensation expense of $11,223 and $8,000 was recorded in the first quarter in 2010 and 2009, respectively. An additional $48,589 could be recorded over the remaining vesting period of 60 months. The Company used the following assumptions in applying the Black-Scholes pricing method:

                                          Three Months Ended
                                               March 31,
                                           2010         2009
                                         --------     --------
           Risk free interest rate         1.98%        1.98%
           Expected Volatility              81%          81%
           Expected Life                 5 years       5 years
           Dividend Yield                    0%           0%

Note E - Related Party Transactions

The Company's supplier of Cobalt, MDS Nordion owns approximately 18.19% of the Company's outstanding common stock (see Note B for line of credit).

The Company has recently purchased the following Cobalt from MDS Nordion:

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note E - Related Party Transactions (continued)

                         Year      Curies      Amount
                         ----     -------     --------
                         2007     384,065     $799,523
                         2008     200,000      470,688

Note F - Earnings Per Share

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

The following table sets forth the computation of basic and diluted per share information:
                                               Three Months Ended
                                                   March 31,
                                              2010           2009
                                           ----------     ----------
       Numerator:
         Net Income                        $  141,991     $  181,872

       Denominator:
         Weighted average common
              shares outstanding            2,756,458      2,756,458

         Dilutive effect of stock options      93,000         71,500
                                           ----------     ----------
         Weighted average common
              shares outstanding,
              assuming dilution             2,849,458      2,827,958
                                           ===========    ===========

Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares have an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note F - Earnings Per Share (continued)


Out of the money options excluded
                                                    Three Months Ended
                                                         March 31,
                                                      2010       2009
                                                     ------     ------
Stock option with an exercise price of $3.60          5,000      5,000
Stock option with an exercise price of $4.96              -      1,500
Stock option with an exercise price of $4.56          2,500      2,500
Stock option with an exercise price of $4.12          7,000      7,000
Stock option with an exercise price of $3.56          2,250      2,250
Stock option with an exercise price of $3.36          2,500      2,500
Stock option with an exercise price of $3.28         10,000     10,000
Stock option with an exercise price of $3.24        100,000    100,000
Stock option with an exercise price of $2.52              -     10,000
Stock option with an exercise price of $2.57         20,000     20,000
                                                    -------    -------
Total anti-dilutive options excluded from EPS       149,250    160,750
                                                    =======    =======

Note G - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 63% and 70% of revenues in the first quarter of 2010 and 2009, respectively.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals. A provision has been made for doubtful accounts which historically have not been significant.

Note I - Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2009, the FASB issued FASB ASC 855-10-05, "Subsequent Events", which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FASB ASC 855-10-05 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of enters or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FASB ASC 855-10-05, also requires entities to disclose the date through which subsequent events have been evaluated. FASB ASC 855-10-05 is effective for

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2010

Note I - Recent Accounting Pronouncements (continued)

the interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of FASB ASC 855-10-05 for the year ended December 31, 2009, as required, the adoption did not have a material impact on our financial statements.

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

Note J - Subsequent Events

We have evaluated subsequent events for recognition or disclosure in these financial statements through the date of issuance of these financial statements, and determined there are no material transactions to recognize or disclose.

                                   PART II

Management's Analysis of Quarterly Income Statements Operations
---------
Food Technology Service, Inc. had revenues of $661,824 during the first quarter of 2010 compared to revenues of $674,830 for the same period in 2009. This is a decrease of about 1.9 percent. The Company had income before taxes during the first quarter of 2010 of $227,591 compared to income before taxes of $181,872 during the first quarter of 2009. This is an increase of about 21.9 percent. Management attributes decreased revenue to a large customer that was purchased and moved during the first quarter of 2009. That customer accounted for approximately 25% of the Company's 2008 revenue and virtually all of that revenue has been replaced.

The Company's statement of operations reflects non-cash deferred income tax expense for the three months ended March 31, 2010 in the amount of $85,600. In past reporting periods, the Company had presented income tax expense with a corresponding benefit as management continued to reduce its valuation allowance for the deferred tax asset. For the three months ended March 31, 2010, management did not reduce the valuation allowance resulting in the non-cash expense for income taxes. This resulted in net income during the first quarter of 2010 of $141,991 versus net income of $181,872 during the first quarter of 2009.

During the first quarter of 2010, processing costs as a percentage of sales were 17.3 percent compared to 18.2 percent in the first quarter of 2009. These costs are relatively fixed and the slight decrease reflects less processing time required for the revenue replacing that from the lost customer. General administrative and development costs as a percentage of sales during the first quarter of 2010 were 34.6 percent compared to 39.1 percent in the first quarter of 2009. The decline in general, administrative and development expenses, as a percentage of sales, was influenced by decreased insurance costs and utility savings achieved through energy efficiency measures.


Liquidity and Capital Resources
---------
As of March 31, 2010, the Company has cash on hand of $875,869 and accounts receivable of $273,641.

                                   PART III

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

Date: May 17, 2010                  FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer