Form 10-Q
period 2010-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2010-08-16
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



             For the Quarterly Period Ended June 30, 2010

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

          Class                                        June 30, 2010
         -------                                     ----------------
Common Stock $.01 Par Value                          2,756,458 shares





                           FOOD TECHNOLOGY SERVICE, INC.

                                TABLE OF CONTENTS





PART I:

Financial Statements

Balance Sheets - June 30, 2010 and 2009                              1 - 2

Statements of Operations - Three Months Ended June 30,
     2010 and 2009                                                       3

Statements of Operations - Six Months Ended June 30,
     2010 and 2009
                                                                         4
Statements of Cash Flows - Six Months Ended June 30,
     2010 and 2009                                                       5

Notes to Financial Statements                                       6 - 16

PART II:

Management's Discussion and Analysis of Financial Condition and
Results of Operations & Liquidity and Capital Resources              17-18

PART III:

Other Information                                                       19






















                         FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS




                                               June 30,       December 31,
                                                 2010             2009
                                             ------------     ------------
                                              (Unaudited)       (Audited)


                                   ASSETS
                                   ------

Current Assets:
  Cash                                       $ 1,187,094      $   610,311
  Accounts Receivable, Less Allowance
     for Doubtful Accounts of $2,500             301,349          213,752
  Prepaid Expenses                                57,330           31,807
  Deferred Tax Asset                             321,800          186,000
                                             ------------     ------------

  Total Current Assets                         1,867,573        1,041,870
                                             ------------     ------------

Property, Plant and Equipment:
  Buildings                                    3,282,029        3,282,029
  Cobalt                                       4,404,543        4,404,543
  Furniture and Equipment                      1,968,780        1,923,743
  Less:  Accumulated Depreciation             (6,186,611)      (6,005,524)
                                             ------------     ------------
                                               3,468,741        3,604,791
  Land                                           171,654          171,654
                                             ------------     ------------

    Total Property, Plant and Equipment        3,640,395        3,776,445
                                             ------------     ------------

Other Assets:
  Deferred Tax Asset                             802,100        1,128,000
  Utility Deposits                                 5,000            5,000
  Other                                           14,167               -
                                             ------------     ------------

      Total Other Assets                         821,267        1,133,000
                                             ------------     ------------

      Total Assets                           $ 6,329,235      $ 5,951,315
                                             ============     ============




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      1

                        FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS




                                               June 30,       December 31,
                                                 2010             2009
                                             ------------     ------------
                                              (Unaudited)       (Audited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Liabilities   $    80,781      $    36,556
                                             ------------     ------------

    Total Current Liabilities                     80,781           36,556
                                             ------------     ------------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
  5,000,000 Shares, Issued 2,756,458              27,564           27,564
  Paid-In Capital                             12,205,407       12,186,827
  Deficit                                     (5,966,026)      (6,281,141)
                                             ------------     ------------
                                               6,266,945        5,933,250
  Less, 5,154 Treasury Shares at Cost            (18,491)         (18,491)
                                             ------------     ------------

    Total Stockholders' Equity                 6,248,454        5,914,759
                                             ------------     ------------
    Total Liabilities and Stockholders'
    Equity                                   $ 6,329,235      $ 5,951,315
                                             ============     ============

















  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      2

                           FOOD TECHNOLOGY SERVICE, INC.
                             STATEMENTS OF OPERATIONS




                                                  Three Months Ended
                                                        June 30,
                                                 2010             2009
                                             ------------     ------------
                                             (Unaudited)      (Unaudited)


Net Revenues                                 $   761,230      $   652,724
                                             ------------     ------------

Processing Costs                                 134,218          111,314

Selling, General and Administrative              259,503          270,483

Depreciation                                      89,885           98,227

Interest Expense                                      -             6,774
                                             ------------     ------------
                                                 483,606          486,798

Income before Income Taxes                       277,624          165,926

Income Taxes - Deferred                         (104,500)              -
                                             ------------     ------------

   Net Income                                $   173,124      $   165,926
                                             ============     ============

Net Income Per Common Share
   -Basic                                    $    0.063       $     0.060
   -Diluted                                  $    0.061       $     0.058

Weighted Average Number of Common Shares
   Used in Computation
   -Basic                                      2,756,458        2,756,458
   -Diluted                                    2,827,958        2,839,458












  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      3

                           FOOD TECHNOLOGY SERVICE, INC.
                             STATEMENTS OF OPERATIONS




                                                   Six Months Ended
                                                        June 30,
                                                 2010             2009
                                             ------------     ------------
                                             (Unaudited)      (Unaudited)


Net Revenues                                 $ 1,423,054      $ 1,327,554
                                             ------------     ------------

Processing Costs                                 248,511          234,258

Selling, General and Administrative              488,242          534,959

Depreciation                                     181,086          197,062

Interest Expense                                      -            13,477
                                             ------------     ------------
                                                 917,839          979,756

Income before Income Taxes                       505,215          347,798

Income Taxes - Deferred                         (190,100)              -
                                             ------------     ------------

   Net Income                                $   315,115      $   347,798
                                             ============     ============

Net Income Per Common Share
   -Basic                                    $    0.114       $     0.126
   -Diluted                                  $    0.111       $     0.122

Weighted Average Number of Common Shares
   Used in Computation
   -Basic                                      2,756,458        2,756,458
   -Diluted                                    2,827,958        2,839,458












  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      4

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS




                                                   Six Months Ended
                                                        June 30,
                                                 2010             2009
                                             ------------     ------------
                                              (unaudited)      (unaudited)

Cash Flows from Operations:
   Cash Received from Customers              $ 1,510,651      $ 1,373,279
   Interest Received                               1,490            2,199
   Cash Paid for Operating Expenses             (876,154)        (725,805)
                                             ------------     ------------
   Net Cash Provided/(Used) by Operations        635,987          649,673

Cash Flows from Investing Activities:
   Letter of Credit Costs                        (14,167)              -
   Purchase of Equipment                         (45,037)         (21,316)
                                             ------------     ------------
   Net Cash Provided/(Used) by Investing         (59,204)         (21,316)

Net Increase (Decrease) in Cash                  576,783          628,357
Cash at Beginning of Period                      610,311          216,978
                                             ------------     ------------
Cash at End of Period                        $ 1,187,094      $   845,335
                                             ============     ============
Reconciliation of Net Income (Loss) to
  Net Cash Provided/(Used) by Operations:
  Net Income/(Loss)                          $   315,115      $   347,798

Adjustments to Reconcile
  Net Income/(Loss) to Cash Provided or Used:
  Amortization                                        -             2,014
  Deferred Income Taxes                          190,100               -
  Depreciation                                   181,087          197,062
  Non Cash Payments of Salaries                   18,580           16,000
  Accrued Interest                                    -            13,478
  (Increase)/Decrease in Receivables             (87,597)          45,725
  (Increase)/Decrease in Prepaid Expenses        (25,523)         (28,729)
  Increase/(Decrease) in Payables
     and Accruals                                 44,225           56,325
                                             ------------     ------------
Net Cash Provided/(Used) by Operations       $   635,987      $   649,673
                                             ============     ============






  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      5

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2010

Note A - Basis of Presentation

The accompanying financial statements of Food Technology Service, Inc. (the "Company," "we" or "our") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2010, and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

Note B - Summary of Significant Accounting Policies

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

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2010

Note B - Summary of Significant Accounting Policies (continued)

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

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution until December 31, 2013. At June 30, 2010, the uninsured cash balance was $592,476.

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

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2010

Note B - Summary of Significant Accounting Policies (continued)

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

Note C - Lines of Credit

The Company has a letter of credit of $600,000 through MDS Nordion to satisfy the requirements under the Radioactive Materials License from the State of Florida. The letter of credit is guaranteed by MDS Nordion and is collateralized by the Company's warehouse facility. The Company agreed to reimburse MDS Nordion for the associated expenses relating to the letter of credit. The letter of credit bears interest at prime plus 1%. As of June 30, 2010 the letter of credit is still active with a $0 balance.

The Company has a separate line of credit available for the short term capital needs of the Company with Magnify Credit Union for $300,000. The line of credit is secured by the Company's warehouse and bears interest at the Wall Street Journal prime plus 1%. As of June 30, 2010 the Company has not used the line of credit.

Note D - Income Taxes and Available Tax Loss Carryforwards

As of June 30, 2010, the Company had income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,426,751. The NOL will expire in various years ending through the year 2022. The benefits of NOL carryforward for the three months ended June 30, 2010 and 2009 were $104,500 and $132,163, respectively. The benefits of NOL carryforward for the six months ended June 30, 2010 and 2009 were $190,100 and $63,052, respectively.

The components of the provision for income taxes attributable to operations are as follows:

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2010

Note D - Income Taxes and Available Tax Loss Carryforwards (continued)

                      Three Months Ended            Six Months Ended
                           June 30,                     June 30,
                      2010           2009           2010           2009
                  -----------    -----------    -----------    -----------
Current
  Federal         $        -     $        -     $        -     $        -
  State                    -              -              -              -
                  -----------    -----------    -----------    -----------
                  $        -     $        -
                  ===========    ===========    ===========    ===========
Deferred
  Federal         $   94,400     $        -     $  171,800     $        -
  State               10,100              -         18,300              -
                  -----------    -----------    -----------    -----------
                  $  104,500     $        -     $  190,100     $        -
                  ===========    ===========    ===========    ===========

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                         As of June 30, 2010       As of December 31, 2009
                        Current    Non-Current      Current    Non-Current
                      -----------  -----------    -----------  -----------
Deferred tax assets
  NOL carryforwards   $  321,800   $  802,100     $  186,000   $ 1,128,000
                      -----------  -----------    -----------  -----------
Deferred tax asset    $  321,800   $  802,100     $  186,000   $ 1,128,000
                      ===========  ===========    ===========  ===========

The change in the valuation allowance is as follows:

          December 31, 2009          $  542,000
          June 30, 2010                 542,000
                                     -----------
Change in valuation allowance        $        -
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

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2010

Note D - Income Taxes and Available Tax Loss Carryforwards (continued)

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

Income taxes for the periods ended June 30, 2010 and 2009 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                               Three Months Ended
                                                    June 30,
                                               2010           2009
                                           -----------    -----------
Expected provision at US statutory rate    $   94,400         53,836
State income tax net of federal benefit        10,100          9,216
Change in estimates in available NOL
   carry forwards                                   -        (63,052)
                                           -----------    -----------
Income tax expense                         $  104,500     $        -
                                           ===========    ===========

                                                Six Months Ended
                                                    June 30,
                                               2010           2009
                                           -----------    -----------
Expected provision at US statutory rate    $  171,800        112,846
State income tax net of federal benefit        18,300         19,317
Change in estimates in available NOL
   carry forwards                                   -       (132,163)
                                           -----------    -----------
Income tax expense                         $  190,100     $        -
                                           ===========    ===========

The Company's tax years 2006 through 2009 remain open to examination by taxing jurisdictions.

Note E - Stock Options

On February 9, 1999 the Board of Directors approved an option program for non-employee Directors.

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2010

Note E - Stock Options (continued)

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

On May 14, 2009 the Stockholders approved the 2009 Incentive and Non-Statutory Stock Option Plan (the "2009 Plan").

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2010

Note E - Stock Options (continued)

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

Changes that occurred in options outstanding are summarized below:

                                   Three Months Ended
                                        June 30,
                               2010                 2009
                         ----------------     ----------------
                               Average              Average
                              Exercise             Exercise
                          Shares    Price      Shares    Price
                         --------   -----     --------   -----
Outstanding at
  beginning of period     242,250   $2.53      232,250   $2.57

Granted                        --      --       11,500   $1.89

Exercised                      --      --           --      --

Expired/canceled           (9,500)  $4.24       (1,500)  $4.96
                         --------   -----      -------   -----
Outstanding at
  end of period           232,750   $2.46      242,250   $2.53

Exercisable at
  end of period           160,083   $2.73      132,667   $2.92
                                       12

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2010

Note E - Stock Options (continued)

                                   Six Months Ended
                                        June 30,
                               2010                 2009
                         ----------------     ----------------
                               Average              Average
                              Exercise             Exercise
                          Shares    Price      Shares    Price
                         --------   -----     --------   -----
Outstanding at
  beginning of period     242,250   $2.53      232,250   $2.57

Granted                        --      --       11,500   $1.89

Exercised                      --      --           --      --

Expired/canceled           (9,500)  $4.24       (1,500)  $4.96
                         --------   -----      -------   -----

Outstanding at
  end of period           232,750   $2.46      242,250   $2.53

Exercisable at
  end of period           160,083   $2.73      132,667   $2.92

As mentioned in Note B, effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718. As a result, additional compensation expense of $7,357 and $8,000 was recorded for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 additional compensation expenses recorded were $18,580 and $16,000, respectively. An additional $41,232 could be recorded over the remaining vesting period of 60 months. The Company used the following assumptions in applying the Black-Scholes pricing method:

                              Three Months Ended       Six Months Ended
                                   June 30,                 June 30,
                              2010         2009        2010         2009
                            --------     --------    --------     --------
Risk free interest rate       1.98%        1.98%      1.98%        1.98%
Expected Volatility            81%          81%        81%          81%
Expected Life                5 years     5 years     5 years       5 years
Dividend Yield                 0%           0%          0%           0%

Note F - Related Party Transactions

The Company's supplier of Cobalt, MDS Nordion owns approximately 18.19% of the Company's outstanding common stock (see Note C for line of credit).

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2010

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

The following table sets forth the computation of basic and diluted per share information:
                                Three Months Ended         Six Months Ended
                                     June 30,                 June 30,
                                2010        2009         2010         2009
                             ----------  ----------    ----------  ----------
Numerator:
  Net Income                 $  171,469  $  165,296    $  313,460  $  347,798

Denominator:
  Weighted average common
    shares outstanding        2,756,458   2,756,458     2,756,458   2,756,458

  Dilutive effect of stock       71,500      83,000        71,500      83,000
    options                  ----------  ----------    ----------  ----------

  Weighted average common
    shares outstanding,
    assuming dilution         2,827,958   2,839,458     2,827,958   2,839,458
                            =========== ===========   =========== ===========

Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares have an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2010

Note G - Earnings Per Share  (continued)

Out of the money options excluded                 Three             Six
                                              Months Ended     Months Ended
                                                 June 30,        June 30,
                                              2010    2009     2010    2009
                                             ------  ------   ------  ------
Stock option with exercise price of $3.60     5,000   5,000    5,000   5,000
Stock option with exercise price of $4.56         -   2,500        -   2,500
Stock option with exercise price of $4.12         -   7,000        -   7,000
Stock option with exercise price of $3.56     2,250   2,250    2,250   2,250
Stock option with exercise price of $3.36     2,500   2,500    2,500   2,500
Stock option with exercise price of $3.28    10,000  10,000   10,000  10,000
Stock option with exercise price of $3.24   100,000 100,000  100,000 100,000
Stock option with exercise price of $2.52    10,000  10,000   10,000  10,000
Stock option with exercise price of $2.57    20,000  20,000   20,000  20,000
Stock option with exercise price of $2.18    11,500       -   11,500       -
                                            ------- -------  ------- -------
Total anti-dilutive options
  excluded from EPS                         161,250 159,250  161,250 159,250
                                            ======= =======  ======= =======

Note H - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 61% and 64% of revenues for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 three customers accounted for approximately 62% and 67% of revenues, respectively.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals. A provision has been made for doubtful accounts which historically have not been significant.

Note I - Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2009, the FASB issued FASB ASC 855-10-05, "Subsequent Events", which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FASB ASC 855-10-05 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of enters or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FASB

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2010

Note I - Recent Accounting Pronouncements (continued)

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

Note J - Subsequent Events

The Company will no longer use MDS Nordion to provide the letter of credit of $600,000 to satisfy the requirement under the Radioactive Materials License from the State of Florida. Subsequent to June 30, 2010, the Company negotiated with their financial institution to obtain a letter of credit for $600,000 and will use the Company's assets to secure the letter of credit.

Subsequent to June 30, 2010, the Company purchased 105,000 curies of Cobalt from MDS Nordion for approximately $82,000.

                                   PART II

Management's Discussion and Analysis of Financial Condition and Results of Operations
---------

Food Technology Service Inc. had revenues of $761,230 during the second quarter of 2010 compared to revenues of $652,724 for the same period in 2009. This is an increase of approximately 16.4 percent. The Company had net income before taxes during the second quarter of 2010 of $277,624 compared to net income of $165,926 during the second quarter of 2009. This is an increase of approximately 67.3 percent. For the first half of 2010, the Company had revenues of $1,423,054 and net income before taxes of $505,215. Revenues during the first half of 2009 were $1,327,554 and the Company had net income before taxes of $347,798. Revenues increased by about 7.2 percent and net income before taxes increased by approximately 45.3 percent in the first half of 2010 compared to the same period in 2009.

The Company's statement of operations reflects non-cash deferred income tax expense for the three months ended June 30, 2010 in the amount of $104,500. In reporting periods prior to December 31, 2009, the Company had presented income tax expense with a corresponding benefit as management continued to reduce its valuation allowance for the deferred tax asset. For reporting periods after December 31, 2009, management discontinued reducing the valuation allowance resulting in a non-cash expense for income taxes. This resulted in net income during the second quarter of 2010 of $173,124 versus net income of $165,296 during the second quarter of 2009. Similarly, the Company's statement of operations reflects non-cash deferred income tax expense for the six months ended June 30, 2010 in the amount of $190,100, with net income of $315,115 during the first half of 2010 verses $347,798 during the same period of 2009.

Included in revenue for the second quarter and first half of 2009 is a settlement fee of $85,229 relating to the termination of a warehouse lease with a former customer. Without the settlement fee, revenue from operations for the second quarter and first half of 2009 would have been $567,495 and $1,242,325 respectively. Cost comparisons in the following paragraphs are presented both with and without the lease settlement revenue.

During the second quarter of 2010, processing costs as a percentage of sales were 17.6 percent. This compares to 17.1 percent with the lease settlement revenue and 19.6 percent without such revenue during the second quarter of 2009. These costs are relatively fixed and the slight decrease in 2010 reflects less processing time required for the revenue replacing that from the lost customer. General administrative and development costs as a percentage of sales during the second quarter of 2010 were 34.1 percent. This compares to
41.4 percent with the lease settlement revenue and 47.7 percent without such revenue in the second quarter of 2009. These costs are also relatively fixed and the decline in general, administrative and development expenses, as a percentage of sales, is primarily due to the increased sales.

During the first half of 2010, processing costs as a percentage of sales were
17.5 percent. This compares to 17.6 percent with the lease settlement revenue and 18.9 percent without such revenue in the first half of 2009. Again, these costs are relatively fixed. General, administrative and development costs as a percentage of sales were 34.3 percent during the first half of 2010. This compares to 40.3 percent during the first half of 2009 with the lease settlement revenue and 43.1 percent during the first half of 2009 without such revenue. The 2009 percentages were slightly elevated by the cost of roof renovations but generally reflect the fixed nature of these costs and the increase in revenue.


Liquidity and Capital Resources
---------
As of June 30, 2010, the Company has cash on hand of $1,187,094 and accounts receivable of $301,349.

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

Date: August 16, 2010                  FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard G. Hunter
                                    ---------------------------------
                                    Richard G. Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer