Form 10-K/A
period 2009-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2010-10-05
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K/A
                              Amendment No. 1

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

          Large Accelerated Filer  [  ]   Accelerated Filer   [  ]
          Non-Accelerated Filer   [  ]    Smaller Reporting Company  [X]

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 21, 2010.


                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 5th of October 2010.

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

Name                                 Title                        Date

 /S/ Richard G. Hunter, Ph.D.   Director                    October 5, 2010
-----------------------------
Richard G. Hunter, Ph.D.        Chief Executive Officer and
                                Chief Financial Officer

 /S/ Samuel Bell                Director                    October 5, 2010
-----------------------------
Samuel Bell

 /S/ John Corley                Director                    October 5, 2010
-----------------------------
John Corley

 /S/ Gary Lifshin               Director                    October 5, 2010
-----------------------------
Gary Lifshin

 /S/ David Nicholds             Director                    October 5, 2010
-----------------------------
David Nicholds

 /S/ John T. Sinnott            Director                    October 5, 2010
-----------------------------
John T. Sinnott, M.D., F.A.C.P

 /S/ Ronald Thomas              Director                    October 5, 2010
-----------------------------
Ronald Thomas, Ph.D.