Form 10-Q/A
period 2010-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2010-10-05
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q/A
                               Amendment No. 1


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

     Registrant's telephone number, including area code (863) 425-0039


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

        Large Accelerated Filer [   ]    Accelerated Filer [   ]
        Non-Accelerated Filer [   ]      Smaller Reporting Company [ X  ]

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




                           FOOD TECHNOLOGY SERVICE, INC.

                                TABLE OF CONTENTS





PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets - June 30, 2010 and 2009                  1 - 2

            Statements of Operations - Three Months Ended
            June 30, 2010 and 2009                                       3

            Statements of Operations - Six Months Ended
            June 30, 2010 and 2009                                       4

            Statements of Cash Flows - Six Months Ended
            June 30, 2010 and 2009                                       5

            Notes to Financial Statements                           6 - 16

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     17 -18

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                           18

Item 4T.    Controls and Procedures                                     18


PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings                                           19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds  19

Item 3.     Defaults Upon Senior Securities                             19

Item 4.     Submission of Matters to a Vote of Security Holders         19

Item 5.     Other Information                                           19

Item 6.     Exhibits                                                    19

SIGNATURES                                                              19







                                       i
PART I:     FINANCIAL INFORMATION

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


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.


Item 4T.    Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures by our Chief Executive Officer who also acts as the Company's Chief Financial Officer. Based upon that evaluation, our Chief Executive/Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II:    OTHER INFORMATION


Item 1.     Legal Proceedings

The company is not involved in any legal proceedings.


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable


Item 3.     Defaults Upon Senior Securities

Not applicable


Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.     Other Information

Not applicable


Item 6.     Exhibits

Number      Description

  31        Certifications of Officers pursuant to Rule 13a-14(a)/15d-14(a)

  32 Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2010                  FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer