Form 10-Q
period 2010-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2010-11-15
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



             For the Quarterly Period Ended September 30, 2010

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

          Class                                     September 30, 2010
         -------                                     ----------------
Common Stock $.01 Par Value                          2,756,458 shares





                           FOOD TECHNOLOGY SERVICE, INC.

                                TABLE OF CONTENTS





PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets - September 30, 2010 and
            December 31, 2009                                             1 - 2

            Statements of Operations - Three Months Ended
            September 30, 2010 and 2009                                       3

            Statements of Operations - Nine Months Ended
            September 30, 2010 and 2009                                       4

            Statements of Cash Flows - Nine Months Ended
            September 30, 2010 and 2009                                       5

            Notes to Financial Statements                                6 - 16

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           17-18

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                                18

Item 4T.    Controls and Procedures                                       18-19


PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings                                                19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      19

Item 3.     Defaults Upon Senior Securities                                  19

Item 4.     Submission of Matters to a Vote of Security Holders              19

Item 5.     Other Information                                                19

Item 6.     Exhibits                                                         19

SIGNATURES                                                                   20





                                       i

PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements


                         FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS


                                             September 30,    December 31,
                                                 2010             2009
                                             ------------     ------------
                                              (Unaudited)       (Audited)

                                   ASSETS
                                   ------

Current Assets:
  Cash                                       $ 1,526,300      $   610,311
  Accounts Receivable, Less Allowance
     for Doubtful Accounts of $2,500             319,019          213,752
  Prepaid Expenses                                41,760           31,807
  Deferred Tax Asset                             413,700          186,000
                                             ------------     ------------

  Total Current Assets                         2,300,779        1,041,870
                                             ------------     ------------

Property, Plant and Equipment:
  Buildings                                    3,282,029        3,282,029
  Cobalt                                       4,486,283        4,404,543
  Furniture and Equipment                      1,975,353        1,923,743
  Less:  Accumulated Depreciation             (6,277,401)      (6,005,524)
                                             ------------     ------------
                                               3,466,264        3,604,791
  Land                                           171,654          171,654
                                             ------------     ------------

    Total Property, Plant and Equipment        3,637,918        3,776,445
                                             ------------     ------------

Other Assets:
  Deferred Tax Asset                           1,070,600        1,128,000
  Utility Deposits                                 5,000            5,000
  Other                                           10,625               -
                                             ------------     ------------

      Total Other Assets                       1,086,225        1,133,000
                                             ------------     ------------

      Total Assets                           $ 7,024,922      $ 5,951,315
                                             ============     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                     1

                        FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS




                                             September 30,    December 31,
                                                 2010             2009
                                             ------------     ------------
                                              (Unaudited)       (Audited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Liabilities   $    85,831      $    36,556
                                             ------------     ------------

    Total Current Liabilities                     85,831           36,556
                                             ------------     ------------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
  5,000,000 Shares, Issued 2,756,458              27,564           27,564
  Paid-In Capital                             12,216,233       12,186,827
  Deficit                                     (5,286,215)      (6,281,141)
                                             ------------     ------------
                                               6,957,582        5,933,250
  Less, 5,154 Treasury Shares at Cost            (18,491)         (18,491)
                                             ------------     ------------

    Total Stockholders' Equity                 6,939,091        5,914,759
                                             ------------     ------------
    Total Liabilities and Stockholders'
    Equity                                   $ 7,024,922      $ 5,951,315
                                             ============     ============


















  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      2

                           FOOD TECHNOLOGY SERVICE, INC.
                             STATEMENTS OF OPERATIONS




                                                  Three Months Ended
                                                      September 30,
                                                 2010             2009
                                             ------------     ------------
                                             (Unaudited)      (Unaudited)


Net Revenues                                 $   815,275      $   547,685
                                             ------------     ------------

Costs and Operating Expenses

   Processing Costs                              141,032          154,878

   Selling, General and Administrative           261,173          228,702

   Depreciation and Amortization                  94,333           97,686
                                             ------------     ------------
      Total Costs and Operating Expenses         496,538          481,266
                                             ------------     ------------

Income from Operations                           318,737           66,419

   Interest Income                                   680            1,530

   Interest Expense                                   (6)          (5,458)
                                             ------------     ------------

Income before Income Taxes                       319,411           62,491

   Income Tax Benefit - Deferred                 360,400          281,000
                                             ------------     ------------
Net Income                                   $   679,811      $   343,491
                                             ============     ============

Net Income Per Common Share
   -Basic                                    $    0.247       $     0.125
   -Diluted                                  $    0.236       $     0.121

Weighted Average Number of Common Shares
   Used in Computation
   -Basic                                      2,756,458        2,756,458
   -Diluted                                    2,880,958        2,827,958





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                     3

                           FOOD TECHNOLOGY SERVICE, INC.
                             STATEMENTS OF OPERATIONS




                                                   Nine Months Ended
                                                     September 30,
                                                 2010             2009
                                             ------------     ------------
                                             (Unaudited)      (Unaudited)

Net Revenues                                 $ 2,238,329      $ 1,875,239
                                             ------------     ------------

Costs and Operating Expenses

   Processing Costs                              389,543          389,136

   Selling, General and Administrative           750,905          763,846

   Depreciation and Amortization                 275,419          296,762
                                             ------------     ------------
      Total Costs and Operating Expenses       1,415,867        1,449,744
                                             ------------     ------------

Income from Operations                           822,462          425,495

   Interest Income                                 2,170            3,729

   Interest Expense                                   (6)         (18,935)
                                             ------------     ------------

Income before Income Taxes                       824,626          410,289

   Income Tax Benefit - Deferred                 170,300          281,000
                                             ------------     ------------
Net Income                                   $   994,926      $   691,289
                                             ============     ============

Net Income Per Common Share
   -Basic                                    $    0.361       $     0.251
   -Diluted                                  $    0.345       $     0.244

Weighted Average Number of Common Shares
   Used in Computation
   -Basic                                      2,756,458        2,756,458
   -Diluted                                    2,880,958        2,827,958






  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      4

                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
                                                     September 30,
                                                 2010             2009
                                             ------------     ------------
                                              (unaudited)      (unaudited)

Cash Flows from Operations:
   Cash Received from Customers              $ 2,133,062      $ 1,931,701
   Interest Received                               2,170            3,729
   Interest Paid	                                    (6)         (18,935)
   Cash Paid for Operating Expenses           (1,071,720)      (1,081,259)
                                             ------------     ------------
   Net Cash Provided/(Used) by Operations      1,063,506          835,236

Cash Flows from Investing Activities:
   Letter of Credit Costs                        (14,167)               -
   Purchase of Equipment                         (51,610)         (22,386)
   Purchase of Cobalt                            (81,740)               -
                                             ------------     ------------
   Net Cash Provided/(Used) by Investing        (147,517)         (22,386)

Cash Flows from Financing Activities:
   Repayment on Financing Agreement and
      Debenture Payable                                -         (181,064)
                                             ------------     ------------
   Net Cash Provided/(Used) by Investing               -         (181,064)

Net Increase (Decrease) in Cash                  915,989          631,786
Cash at Beginning of Period                      610,311          216,978
                                             ------------     ------------
Cash at End of Period                        $ 1,526,300      $   848,764
                                             ============     ============
Reconciliation of Net Income (Loss) to
  Net Cash Provided/(Used) by Operations:
  Net Income/(Loss)                          $   994,926      $   691,289

Adjustments to Reconcile
  Net Income/(Loss) to Cash Provided or Used:
  Amortization                                     3,542            4,330
  Deferred Income Taxes                         (170,300)        (281,000)
  Depreciation                                   271,877          292,432
  Non Cash Payments of Salaries                   29,406           24,000
  (Increase)/Decrease in Receivables            (105,267)          56,462
  (Increase)/Decrease in Prepaid Expenses         (9,953)          (8,754)
  Increase/(Decrease) in Payables
     and Accruals                                 49,275           56,477
                                             ------------     ------------
Net Cash Provided/(Used) by Operations       $ 1,063,506      $   835,236
                                             ============     ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      5

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2010, and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

Note B - Summary of Significant Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

The Company was organized in December 1985 and is engaged in the business of operating a gamma irradiation facility using Cobalt 60 for the sterilization of medical, surgical, pharmaceutical and packaging materials. It also disinfects fruits, vegetables, oysters and meat products to enhance safety or eliminate insect pests.

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

                        FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

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

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution until December 31, 2013. At September 30, 2010, the uninsured cash balance was $921,760.

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

                        FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

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

Note C - Lines of Credit

The Company no longer uses MDS Nordion to guarantee a $600,000 letter of credit required by the State of Florida as a condition of the Company's Radioactive Materials License. In July, 2010, the Company obtained a irrevocable standby letter of credit of $600,000 through Regions Bank to satisfy State of Florida requirements. The letter of credit will be automatically extended for an additional year unless the bank provides a 120 day written notice to the Company. The letter of credit is collaterized by the Company's real property and has an annual fee of $12,000.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company's real property and incurs interest at prime plus 1.35%. As of September 30, 2010, the Company has not used the line of credit.

Note D - Income Taxes and Available Tax Loss Carryforwards

As of September 30, 2010, the Company had income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,107,340. The NOL will expire in various years ending through the year 2022.

The components of income tax benefits attributable to operations are as follows:

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

Note D - Income Taxes and Available Tax Loss Carryforwards (continued)

                      Three Months Ended             Nine Months Ended
                         September 30,                 September 30,
                      2010           2009           2010           2009
                  -----------    -----------    -----------    -----------
Current
  Federal         $        -     $        -     $        -     $        -
  State                    -              -              -              -
                  -----------    -----------    -----------    -----------
                  $        -     $        -
                  ===========    ===========    ===========    ===========
Deferred-benefit
  Federal         $ (307,700)    $        -     $ (145,400)    $        -
  State              (52,700)             -        (24,900)             -
                  -----------    -----------    -----------    -----------
                  $ (360,400)    $        -     $ (170,300)    $        -
                  ===========    ===========    ===========    ===========

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                      As of September 30, 2010     As of December 31, 2009
                        Current    Non-Current      Current    Non-Current
                      -----------  -----------    -----------  -----------
Deferred tax assets
  NOL carryforwards   $  413,700   $ 1,070,600    $  186,000   $ 1,128,000
                      -----------  -----------    -----------  -----------
Deferred tax asset    $  413,700   $ 1,070,600    $  186,000   $ 1,128,000
                      ===========  ===========    ===========  ===========

The change in the valuation allowance is as follows:

          December 31, 2009          $  542,000
          September 30, 2010             61,400
                                     -----------
Change in valuation allowance        $  480,600
                                     ===========

A valuation allowance has been established to eliminate the net deferred tax benefit due to uncertainty as to whether the tax benefits would ever be realized. During 2010, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize a larger portion of the Company's deferred asset.

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

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

Income taxes for the periods ended September 30, 2010 and 2009 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                               Three Months Ended
                                                  September 30,
                                               2010           2009
                                           -----------    -----------
Expected provision at US statutory rate    $  108,600         20,276
State income tax net of federal benefit        11,600          3,471
Change in estimates in available NOL
   carry forwards                            (480,600)      (304,747)
                                           -----------    -----------
Income tax benefit                         $ (360,400)     $(281,000)
                                           ===========    ===========

                                                Nine Months Ended
                                                  September 30,
                                               2010           2009
                                           -----------    -----------
Expected provision at US statutory rate    $  280,400        133,122
State income tax net of federal benefit        29,900         22,788
Change in estimates in available NOL
   carry forwards                            (480,600)      (436,910)
                                           -----------    -----------
Income tax benefit                         $ (170,300)    $ (281,000)
                                           ===========    ===========

The Company's tax years 2006 through 2009 remain open to examination by taxing jurisdictions.

Note E - Stock Options

On February 9, 1999 the Board of Directors approved an option program for non-employee Directors.

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

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

The maximum number of shares of the Company's Stock that may be issued under the 2000 Plan is 500,000 shares. Options granted and outstanding under this plan are as follows:

                              Year       Shares
                              ----      -------
                              2003        5,000
                              2006        2,500
                              2006      100,000
                              2007       20,000
                              2008       60,000
                                        -------
                                        187,500
                                        =======

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

On May 14, 2009 the Stockholders approved the 2009 Incentive and Non-Statutory Stock Option Plan (the "2009 Plan").

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

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

The maximum number of shares of the Company's Stock that may be issued under the 2009 Plan is 125,000 shares. Options granted and outstanding under this plan are as follows:

                              Year       Shares
                              ----      -------
                              2009       11,500
                              2010       11,500
                                        -------
                                         23,000
                                        =======

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

Changes that occurred in options outstanding are summarized below:

                                   Three Months Ended
                                      September 30,
                               2010                 2009
                         ----------------     ----------------
                               Average              Average
                              Exercise             Exercise
                          Shares    Price      Shares    Price
                         --------   -----     --------   -----
Outstanding at
  beginning of period     232,750   $2.46      242,250   $2.53

Granted                    11,500   $2.15           --      --

Exercised                      --      --           --      --

Expired/canceled           (2,250)  $3.56           --      --
                         --------   -----      -------   -----

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

Note E - Stock Options (continued)

Outstanding at
  end of period           242,000   $2.43      242,250   $2.53

Exercisable at
  end of period           178,458   $2.67      141,917   $2.89

                                   Nine Months Ended
                                     September 30,
                               2010                 2009
                         ----------------     ----------------
                               Average              Average
                              Exercise             Exercise
                          Shares    Price      Shares    Price
                         --------   -----     --------   -----
Outstanding at
  beginning of period     242,250   $2.53      232,250   $2.57

Granted                    11,500   $2.15       11,500   $1.89

Exercised                      --      --           --      --

Expired/canceled          (11,750)  $4.11       (1,500)  $4.96
                         --------   -----      -------   -----
Outstanding at
  end of period           242,000   $2.43      242,250   $2.53

Exercisable at
  end of period           178,458   $2.67      141,917   $2.89

As mentioned in Note B, effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718. As a result, additional compensation expense of $10,826 and $8,000 was recorded for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009 additional compensation expenses recorded were $29,406 and $24,000, respectively. An additional $47,036 could be recorded over the remaining vesting period of 60 months. The Company used the following assumptions in applying the Black-Scholes pricing method:

                              Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                              2010         2009        2010         2009
                            --------     --------    --------     --------
Risk free interest rate       2.04%        1.98%      2.04%        1.98%
Expected Volatility            87%          81%        87%          81%
Expected Life                5 years     5 years     5 years       5 years
Dividend Yield                 0%           0%          0%           0%

                          FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

Note F - Related Party Transactions

The Company's supplier of Cobalt, MDS Nordion owns approximately 18.19% of the Company's outstanding common stock.

The Company has recently purchased the following Cobalt from MDS Nordion:

                         Year      Curies      Amount
                         ----     -------     --------
                         2007     384,065     $799,523
                         2008     200,000      470,688
                         2010     105,727       81,740

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

The following table sets forth the computation of basic and diluted per share information:
                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                                2010        2009          2010        2009
                             ----------  ----------    ----------  ----------
Numerator:
  Net Income                 $  679,811  $  343,491    $  994,926  $  691,289

Denominator:
  Weighted average common
    shares outstanding        2,756,458   2,756,458     2,756,458   2,756,458

  Dilutive effect of stock      124,500      71,500       124,500      71,500
    options                  ----------  ----------    ----------  ----------

  Weighted average common
    shares outstanding,
    assuming dilution         2,880,958   2,827,958     2,880,958   2,827,958
                            =========== ===========   =========== ===========

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

Note G - Earnings Per Share  (continued)

Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares have an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.

Out of the money options excluded                 Three            Nine
                                              Months Ended     Months Ended
                                              September 30,    September 30,
                                              2010    2009     2010    2009
                                             ------  ------   ------  ------
Stock option with exercise price of $3.60     5,000   5,000    5,000   5,000
Stock option with exercise price of $4.56         -   2,500        -   2,500
Stock option with exercise price of $4.12         -   7,000        -   7,000
Stock option with exercise price of $3.56         -   2,250        -   2,250
Stock option with exercise price of $3.36     2,500   2,500    2,500   2,500
Stock option with exercise price of $3.28    10,000  10,000   10,000  10,000
Stock option with exercise price of $3.24   100,000 100,000  100,000 100,000
Stock option with exercise price of $2.52         -  10,000        -  10,000
Stock option with exercise price of $2.57         -  20,000        -  20,000
Stock option with exercise price of $2.18         -  11,500        -  11,500
                                            ------- -------  ------- -------
Total anti-dilutive options
  excluded from EPS                         117,500 170,750  161,250 170,750
                                            ======= =======  ======= =======

Note H - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 57% and 61% of revenues for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009 three customers accounted for approximately 60% and 63% of revenues, respectively.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals. A provision has been made for doubtful accounts which historically have not been significant.

Note I - Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2009, the FASB issued FASB ASC 855-10-05, "Subsequent Events", which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FASB ASC

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

Note I - Recent Accounting Pronouncements (continued)

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

Note J - Subsequent Events

In November, 2010, the Company paid MDS Nordion approximately $510,000 from cash reserves to purchase Cobalt for delivery during the first quarter of 2011. This prepayment allows the Company to receive a discount on the price of the Cobalt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had revenues of $815,275 during the third quarter of 2010 compared to revenues of $547,685 for the same period in 2009. This is an increase of approximately 49 percent due to new customers and growth of existing customers. The Company had income before taxes during the third quarter of 2010 of $319,411 compared to income before taxes of $62,491 during the third quarter of 2009. This is an increase of approximately 411 percent. For the first three quarters of 2010, the Company had revenues of $2,238,329 and income before taxes of $824,626. Revenues during the first three quarters of 2009 were $1,875,239 and the Company had income before taxes of $410,289. Revenues increased by about 19.4 percent and income before taxes increased by approximately 101 percent in the first three quarters of 2010 compared to the same period in 2009.

Included in revenue for the first three quarters of 2009 is a settlement fee of $85,229 relating to the termination of a warehouse lease with a former customer. Without the settlement fee, revenue from operations for the first three quarters of 2009 would have been $1,790,010.

The Company's statement of operations reflects non-cash deferred income tax benefit for the three months ended September 30, 2010 in the amount of $360,400. The Company periodically evaluates the value of tax-loss carry-forwards on its financial statements. During the third quarter of 2009, the Company increased the value of the deferred tax asset which increased net income by $281,000. During the third quarter of 2010, based on increased profitability and potential future profitability, the Company again increased the value of the deferred tax asset which increased net income by $360,400. These adjustments resulted in net income during the third quarter of 2010 of $679,811 versus net income of $343,491 during the third quarter of 2009. Similarly, the Company had net income of $994,926 during the first three quarters of 2010 verses $691,289 during the same period in 2009.

During the third quarter of 2010, processing costs as a percentage of sales were 17.3 percent. This compares to 28.2 percent during the third quarter of 2009. These costs are relatively fixed and the decrease in the third quarter of 2010 reflects the increased revenues. General administrative and development costs as a percentage of sales during the third quarter of 2010 were 32 percent. This compares to 41.8 percent in the third quarter of 2009. These costs are also relatively fixed and the decline in general, administrative and development expenses, as a percentage of sales, is primarily due to the increased sales.

During the first three quarters of 2010, processing costs as a percentage of sales were 17.4 percent. This compares to 20.8 percent with the lease settlement revenue and 21.7 percent without such revenue in the first three quarters of 2009. Again, these costs are relatively fixed and the decrease during the third quarter of 2010 is attributable to increased revenue. General, administrative and development costs as a percentage of sales were
33.6 percent during the first three quarters of 2010. This compares to 40.7 percent during the first three quarters of 2009 with the lease settlement revenue and 42.7 percent during the first three quarters of 2009 without such revenue. This reflects the fixed nature of these costs and the increase in revenue.
                                        17

The Company's cash on hand increased from $610,311 on December 31, 2009 to $1,526,300 on September 30, 2010. Approximately $510,000 was used in November 2010 to purchase Cobalt for delivery during the first quarter of 2011.

Liquidity and Capital Resources

As of September 30, 2010, the Company has cash on hand of $1,526,300 and accounts receivable of $319,019.


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

In accordance with Rule 13a-15 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934 (the "Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this assessment, management believes that as of September 30, 2010, the Company's internal controls over financial reporting is effective.

                                       18

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












                                     19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2010             FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer












































                                     20