Form 10-K
period 2010-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2011-03-30
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

              [ X ] ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                    For the Year Ended December 31, 2010

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

     Indicate by check mark whether the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [ X ]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [ X ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is a large accelerated filer,an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [   ]            Accelerated filer [   ]
      Non-accelerated filer [   ]              Smaller reporting company [ X ]
     (Do not check if a smaller
          reporting company)

   Indicate by check mark whether the registrant is a shell company (as
defined in Exchange Act Rule 12b-2). Yes [   ] No [ X ]

   The Registrant's operating revenues for its most recent fiscal year were $3,010,320.

   As of March 25, 2011, 2,756,458 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates (2,264,391 shares) was approximately $9,963,320 based on the market price at that date.

                   DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 19, 2011.





































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

   Item 9A  Controls and Procedures

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

   Item 13 Certain Relationships and Related Transactions and Director Independence

   Item 14  Principle Accounting Fees and Services

PART IV

   Item 15  Exhibits and Financial Statement Schedules

SIGNATURES









                                    PART I

Item 1   Description of Business

     Food Technology Service, Inc., (the "Company") was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida that uses gamma radiation to provide contract sterilization services to the medical device, food and consumer goods industries. The Company also irradiates packaging, spices and ingredients. The Company's revenue for 2010 ($3,010,320) resulted primarily from the processing of medical items and food. The
Company continues to diversify its customer base, however three customers accounted for approximately 59% of revenues in 2010.

     During the past few years, the Company has aggressively pursued sterilization of medical devices to increase its customer base. Medical device manufacturing is expanding rapidly due to improvements in medical technology and an aging population structure in the U.S. The Company is certified to International Organization for Standardization (ISO) standards for radiation sterilization of medical devices, which is especially important for potential customers exporting medical products to the EU and Canada. Medical device sterilization represented approximately 80% of revenues in 2010. The State of Florida is now the second leading state in the U.S. for FDA registered medical device companies.

     Food irradiation is a proven technology that can prevent food-borne illness or prevent the spread of insect pests. The process is supported by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the World Health Organization, the American Medical Association, the American Dietetic Association and other governmental and scientific organizations. Food irradiation is a developing segment of the irradiation industry and the Company is well-positioned to take advantage of future growth in this area. Food irradiation was responsible for approximately 12% of revenues in 2010.

     Although the Company focuses on medical sterilization and food irradiation, the Company has and will continue to take advantage of profitable opportunities to irradiate other products. In particular, the Company irradiates packaging, cosmetic ingredients, horticultural items and consumer goods. Such items accounted for approximately 8% of 2010 revenues.

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



Personnel
---------

     As of December 31, 2010, the Company had thirteen employees.

Cobalt 60 Supply
----------------

     The level of radioactive energy of Cobalt 60 declines at approximately 1% per month, and new Cobalt 60 must be purchased at intervals to accommodate this decrease in energy as well as customer growth. Nordion is the Company's supplier of Cobalt 60 and has agreed to accept the return of all Cobalt 60 that has reached the end of its useful life. Cobalt 60 is available from one other source. See "Agreements with Nordion" below.

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

Relationship with Nordion

      Until February 25, 2011, Nordion (Canada), Inc. ("Nordion") owned approximately 16.8% of the Company's outstanding shares of Common Stock and had representation on the Board of Directors. Nordion, in addition to being a substantial shareholder, has assisted the Company since its commencement of operations in 1990. It aided in the design and construction of the irradiation facility, loaned money to the Company during the 1990's when we were not profitable and has been our supplier of Cobalt. In addition, Nordion assisted the Company in obtaining a surety bond in the sum of $600,000 in order to meet the State of Florida facility permit bonding requirements. In connection therewith, the Company agreed to reimburse Nordion for any liability and expense which Nordion may sustain as a result of its commitments to the bond issuer.
On July 7, 2010, the Company obtained its own irrevocable standby letter of credit for $600,000 to satisfy the State's requirements. According to reports filed with the Securities and Exchange Commission, on February 25, 2011,
Nordion sold its interest in the Company to Fort Ashford Holdings, LLC, a California private equity firm.

      On August 10, 2010, the Company purchased 105,757 curies of Cobalt from Nordion for $81,740. This Cobalt was heavily discounted because it was already stored at the Company's facility and was of relatively low-activity. In addition, the Company paid Nordion $512,978 in November 2010 for an additional 200,000 curies of Cobalt to be delivered during the first quarter of 2011.
This prepayment allowed the Company to receive a discount on the price of the Cobalt, which was delivered on January 4, 2011.

Item 2   Description of Properties

     The Company's irradiation facility and executive office are located on an approximately 2.17 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between Central Florida near the major interstate systems. The Company's irradiation facility and executive office comprise approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company's facility is designed to operate 24 hours per day, seven days per week. As of December 31, 2010, the Company had in use approximately 969,000 thousand curies of Cobalt 60. The facility is licensed for a maximum of 4,500,000 curies of Cobalt 60 which allows production to be increased significantly, if needed.

     The Company has an approximately 8,000 square foot warehouse on 2.17 acres of Company-owned land adjacent to the processing facility.

Item 3   Legal Proceedings

     None

Item 4   Submission of Matters to a Vote of Security Holders

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

                                 BID PRICES
                                ------------

                     2009                 High           Low
                     ----                 ----           ---
                 First Quarter           $2.43          $ .90
                 Second Quarter           3.00           1.51
                 Third Quarter            2.50           1.62
                 Fourth Quarter           2.08           1.60

                     2010                 High           Low
                     ----                 ----           ---
                 First Quarter           $2.90          $1.68
                 Second Quarter           2.48           2.00
                 Third Quarter            2.67           1.97
                 Fourth Quarter           3.98           2.60


(b) As of December 31, 2010 the approximate number of beneficial holders of Common Stock of the Company was 2,500.

(c) The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6   Selected Financial Data

         Not applicable.

Item 7   Management's Discussion and Analysis

Plan of Operations
------------------

     Food Technology Service, Inc. had revenue of $3,010,320 in 2010 which is a 19.6 percent increase over 2009 revenue of $2,515,978. The Company had net income of $1,137,446 or $0.413 per share in 2010 compared to $698,358 or $0.253 per share in 2009. This is an increase of approximately 62.9 percent. The Company has periodically increased the estimated benefit of deferred tax credits which can make comparisons to prior year operations difficult. To facilitate such comparisons, the Company had income before taxes of $1,094,946 in 2010 compared to income before taxes of $559,358 in 2009. This is an increase of approximately 95.8 percent.

     Revenue for the fourth quarter of 2010 was $771,991 compared to $640,739 during the same period in 2009. This is an increase of about 20.5 percent.


     Management attributes revenue growth in 2010 to existing customer growth plus new base customers using processing time made available by the loss of a large customer in early 2009. These new customers pay higher unit processing rates than the departed customer.

     During 2010, processing costs as a percentage of revenue were 18.8 percent compared to 21.4 percent in 2009. This decrease was not significant and reflects the fact that such costs are relatively fixed and decreased due to the increase in revenue. General administrative and development costs as a percentage of revenue during 2010 were 32.7 percent compared to 40.2 percent in 2009. Again, this change reflects the relatively fixed nature of these costs and the increased revenue.

     In order to comply with FASB ASC 718, the Company continues to report the value of stock-options granted as an item of expense. These options have been issued to Company employees and Board members and are valued using the Black-Scholes pricing method. This action increased expenses in 2010 by $40,232.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2010, the Company had cash on hand of $1,294,540.

     On July 7, 2010, the Company entered into an agreement with a Regions Bank to establish an irrevocable standby letter of credit of $600,000, to satisfy State of Florida requirements for a Radioactive Materials License. The letter of credit will be automatically extended for an additional year or any further expiration date unless the bank provides a 120 day written notice to the Company. The letter of credit is collaterized by the Company's real property.

     Additionally, On October 8, 2010, the Company entered into an agreement with a Regions Bank to provide for a line of credit of $400,000, bearing an interest rate of prime plus 1.35%, repayable in full on or before October 8, 2013. As of December 31, 2010 the Company did not draw on this line of credit.

     Management will continue to closely monitor cash balances to ensure that the Company has sufficient cash on hand to meet its operating needs. Management believes that the Company has sufficient liquidity to meet our working capital and capital expenditure requirements for the next twelve months.

Item 8   Financial Statements and Supplementary Data

     Reference is made to the Company's Financial Statements included herewith.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A  Controls and Procedures

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

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.






















                                    PART III

Item 10  Directors, Executive Officers, and Corporate Governance

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2011 Annual Shareholders Meeting scheduled to be held on May 19, 2011.

Item 11  Executive Compensation

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2011 Annual Shareholders Meeting scheduled to be held on May 19, 2011.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2011 Annual Shareholders Meeting scheduled to be held on May 19, 2011.

Item 13  Certain Relationships and Related Transactions and Director
         Independence

     See Item 1 Business - "Relationship with Nordion."

Item 14  Principle Accounting Fees and Services

     Reference is made to the Company's Proxy Statement to be used in conjunction with the 2011 Annual Shareholders Meeting scheduled to be held on May 19, 2011.


























                                    PART IV

Item 15  Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this 10-K Annual Report included herewith.

     1. The financial statements and schedules listed in the index to financial statements and schedules.
     2. All other schedules for which provision is made in the application accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)  Exhibits Index

       No.	 Description

       (1) Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
       (2) By-Laws. Reference is made to Exhibit 3.2 included in the Company's Registration Statement on Form S-18 (File No. 33-36838-A).
      *(14)  Code of Ethics
     **(31)  Rule 13a-14(a)/15d-14(a) Certifications
     **(32)  Section 1350 Certification

              * Reference is made to Exhibit 14 included in the Company's Form 10-KSB Report filed for the year ended December 31, 2003.

              ** Filed herewith.


























                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2011.                    FOOD TECHNOLOGY SERVICE, INC.
                                          By: /S/ Richard G. Hunter, Ph.D.
                                          --------------------------------
                                              Richard G. Hunter, Ph.D.
                                              Chief Executive Officer and
                                              Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                                 Title                        Date

 /S/ Richard G. Hunter, Ph.D.   Director                    March 28, 2011
-----------------------------
Richard G. Hunter, Ph.D.        Chief Executive Officer and
                                Chief Financial Officer

 /S/ Samuel Bell                Director                    March 28, 2011
-----------------------------
Samuel Bell

 /S/ John Corley                Director                    March 28, 2011
-----------------------------
John Corley

 /S/ Gary Lifshin               Director                    March 28, 2011
-----------------------------
Gary Lifshin

 /S/ David Nicholds             Director                    March 28, 2011
-----------------------------
David Nicholds

 /S/ John T. Sinnott            Director                    March 28, 2011
-----------------------------
John T. Sinnott, M.D., F.A.C.P

 /S/ Ronald Thomas              Director                    March 28, 2011
-----------------------------
Ronald Thomas, Ph.D.














                       FOOD TECHNOLOGY SERVICE, INC.

                       INDEX TO FINANCIAL STATEMENTS


         Report of Independent Registered Public Accounting Firm   1

         Financial Statements:

         Balance Sheets as of December 31, 2010 and 2009          2-3

         Statements of Operations for the Years Ended              4
         December 31, 2010 and 2009

         Statements of Cash Flows for the Years Ended              5
         December 31, 2010 and 2009

         Statement of Stockholders' Equity for the Years Ended     6
         December 31, 2010 and 2009

         Notes to Financial Statements                            7-17




























                                      i







            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Food Technology Service, Inc.

We have audited the accompanying balance sheets of Food Technology Service, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.





FERLITA, WALSH & GONZALEZ, P.A.
Tampa, Florida

March 15, 2011




                                     1


                         FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS


                                             December 31,     December 31,
                                                 2010             2009
                                             ------------     ------------
                                   ASSETS
                                   ------

Current Assets:
  Cash                                       $ 1,294,540      $   610,311
  Accounts Receivable, Less Allowance for
     Doubtful Accounts of $5,000 and $2,500      354,489          213,752
  Prepaid Expenses                                24,856           31,807
  Deferred Tax Asset                             369,200          186,000
                                             ------------     ------------

  Total Current Assets                         2,043,085        1,041,870
                                             ------------     ------------

Property, Plant and Equipment:
  Buildings                                    3,282,029        3,282,029
  Cobalt                                       4,486,283        4,404,543
  Furniture and Equipment                      1,981,525        1,923,743
     Less:  Accumulated Depreciation          (6,366,316)      (6,005,524)
                                             ------------     ------------
                                               3,383,521        3,604,791
  Land                                           171,654          171,654
                                             ------------     ------------

    Total Property, Plant and Equipment        3,555,175        3,776,445
                                             ------------     ------------

Other Assets:
  Deferred Tax Asset                             987,300        1,128,000
  Utility Deposits                                 5,000            5,000
  Prepaid Cobalt                                 512,978               -
  Loan Fees - net                                 14,955               -
                                             ------------     ------------

      Total Other Assets                       1,520,233        1,133,000
                                             ------------     ------------

      Total Assets                           $ 7,118,493      $ 5,951,315
                                             ============     ============







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                     2


                        FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS




                                             December 31,     December 31,
                                                 2010             2009
                                             ------------     ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
  Accounts Payable                           $     9,783      $    15,585
  Accrued Liabilities                             16,273           20,971
                                             ------------     ------------

    Total Current Liabilities                     26,056           36,556
                                             ------------     ------------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
    5,000,000 Shares, Issued and Outstanding
    2,756,458 shares                              27,564           27,564
  Paid-In Capital                             12,227,059       12,186,827
  Deficit                                     (5,143,695)      (6,281,141)
                                             ------------     ------------
                                               7,110,928        5,933,250
  Less, 5,154 Treasury Shares at Cost            (18,491)         (18,491)
                                             ------------     ------------

    Total Stockholders' Equity                 7,092,437        5,914,759
                                             ------------     ------------
    Total Liabilities and Stockholders'
    Equity                                   $ 7,118,493      $ 5,951,315
                                             ============     ============
















  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      3


                          FOOD TECHNOLOGY SERVICE, INC.
                            STATEMENTS OF OPERATIONS




                                                      Years Ended
                                                      December 31,
                                                 2010             2009
                                             ------------     ------------

Net Revenues                                 $ 3,010,320      $ 2,515,978
                                             ------------     ------------

Costs and Operating Expenses

   Processing Costs                              565,630          538,293

   Selling, General and Administrative           983,841        1,011,069

   Depreciation and Amortization                 368,591          391,515
                                             ------------     ------------
      Total Costs and Operating Expenses       1,918,062        1,940,877
                                             ------------     ------------

Income from Operations                         1,092,258          575,101

   Interest Income                                 2,694            5,233

   Interest Expense                                   (6)         (20,976)
                                             ------------     ------------

Income before Income Taxes                     1,094,946          559,358

   Income Tax Benefit - Deferred                  42,500          139,000
                                             ------------     ------------
Net Income                                   $ 1,137,446      $   698,358
                                             ============     ============

Net Income Per Common Share
   -Basic                                    $    0.413       $     0.253
   -Diluted                                  $    0.379       $     0.248

Weighted Average Number of Common Shares
   Used in Computation
   -Basic                                      2,756,458        2,756,458
   -Diluted                                    2,998,458        2,816,458






  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                                      4


                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                      Years Ended
                                                      December 31,
                                                 2010             2009
                                             ------------     ------------

Cash Flows from Operations:
   Cash Received from Customers              $ 2,869,583      $ 2,570,531
   Interest Received                               2,694            5,233
   Interest Paid	                                    (6)         (20,976)
   Cash Paid for Operating Expenses           (2,025,766)      (1,508,970)
                                             ------------     ------------
   Net Cash Provided by Operations               846,505        1,045,818

Cash Flows from Investing Activities:
   Loan Costs                                    (22,754)               -
   Purchase of Equipment                         (57,782)         (23,856)
   Purchase of Cobalt                            (81,740)               -
                                             ------------     ------------
   Net Cash (Used) in Investing                 (162,276)         (22,386)

Cash Flows from Financing Activities:
   Repayment on Financing Agreement and
      Debenture Payable                                -         (628,629)
                                             ------------     ------------
   Net Cash (Used) in Financing                        -         (628,629)

Net Increase in Cash                             684,229          393,333
Cash at Beginning of Year                        610,311          216,978
                                             ------------     ------------
Cash at End of Year                          $ 1,294,540      $   610,311
                                             ============     ============
Reconciliation of Net Income to
  Net Cash Provided by Operations:
  Net Income                                 $ 1,137,446      $   698,358

Adjustments to Reconcile
  Net Income to Cash Provided:
  Amortization                                     7,799            5,774
  Deferred Income Taxes                          (42,500)        (139,000)
  Depreciation                                   360,792          385,741
  Non Cash Payments of Salaries                   40,232           39,384
  (Increase)/Decrease in Receivables            (140,737)          54,553
  (Increase)/Decrease in Prepaid Expenses          6,951           (4,254)
  (Increase)/Decrease in Prepaid Cobalt         (512,978)               -
  Increase/(Decrease) in Accounts Payables        (5,802)           2,543
  Increase/(Decrease) in Accrued Liabilities      (4,698)           2,719
                                             ------------     ------------
Net Cash Provided by Operations              $   846,505      $ 1,045,818
                                             ============     ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                                      5


                         FOOD TECHNOLOGY SERVICE, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY



                               Common       Paid-In                  Treasury
                                Stock       Capital      Deficit      Stock
                               -------      -------      -------     --------

Balance, December 31, 2008       27,564    12,147,444   (6,979,499)    (18,491)

   Stock Option Expense                        39,383

   Net Income for Year                                     698,358
                             ----------  ------------  ------------  ----------
Balance, December 31, 2009       27,564    12,186,827   (6,281,141)    (18,491)

   Stock Option Expense                        40,232

   Net Income for Year                                   1,137,446
                             ----------  ------------  ------------  ----------
Balance, December 31, 2010   $   27,564  $ 12,227,059  $(5,143,695)  $ (18,491)
                             ==========  ============  ============  ==========






























  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      6


                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

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

4. Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are customer obligations arising from the sale of services and are due under normal trade terms requiring payment within 30 days from the invoice date. Accounts over ninety days are monitored closely by Management and delinquencies are determined based on payment history, aging analysis and any specific known troubled assets. Receivables are charged off to the allowance for doubtful accounts once management determines that they are uncollectable.

5. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Assets other than Cobalt have been depreciated using the straight-line method over the following lives for both financial statement and tax purposes:

                  Building                         31.5 years
                  Furniture and Equipment          5-15 Years

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note A - Summary of Significant Accounting Policies (continued)

The total cost basis of Cobalt has been depreciated using engineering estimates from published tables under which one-half of the remaining value is written off over 5.26 year periods.

Estimated useful lives are periodically reviewed and if warranted, changes will be made resulting in acceleration of depreciation.

Nordion is the Company's supplier of Cobalt 60. When we purchased the Cobalt, Nordion agreed to accept the return of all Cobalt 60 that has reached the end of its useful life; therefore, the Company has provided no environmental remediation liability for the disposal of the Cobalt 60.

6. Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

7. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution until December 31, 2013 and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company had no uninsured cash balances at December 31, 2010 and 2009.

8. Net Income Per Share

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

10. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note G - Stock Options)

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note A - Summary of Significant Accounting Policies (continued)

Compensation cost under the plans is recognized using the fair value recognition provisions of FASB ASC 718. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.

11. Advertising

The Company expenses all advertising costs when incurred. Advertising expense was $8,377 and $7,189 for the years ended December 31, 2010 and 2009, respectively.

12. Reclassification

Certain reclassifications have been made to the prior years financial statements to conform to the current year's presentation.

Note B - Certificate of Deposit

A certificate of deposit (CD) totaling $600,607 is included in cash in the accompanying financial statements and bears an interest rate of 0.20%. The CD automatically renews every 14 days for a 14 day term. Upon renewal, all credited interest in the account will automatically become part of the principal for the new account term.

Note C - Loan Fees

During 2010 new loan fees were incurred in obtaining the Regions letter of credit and line of credit (See Note E - Letter and Line of Credit) in the amount of $14,167 and $8,587, respectively, for a total of $22,754. As of December 31, 2009 loan fees of $11,429 were fully depreciated and disposed. Amortization of these loan fees were based on the life of the loans. Amortization expense for the year ended December, 31, 2010 and 2009 were $7,799 and $5,774, respectively.

Note D - Prepaid Cobalt

In November 2010 the Company paid $512,978 to Nordion (See Note H - Related Party) for the delivery of 200,000 curies of Cobalt in early 2011.

Note E - Letter and Line of Credit

The Company no longer uses Nordion to guarantee a $600,000 letter of credit required by the State of Florida as a condition of the Company's Radioactive Materials License. In July, 2010, the Company obtained an irrevocable standby letter of credit of $600,000 through Regions Bank to satisfy State of Florida

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note E - Letter and Line of Credit (continued)

requirements. The letter of credit will be automatically extended for an additional year unless the bank provides a 120 day written notice to the Company. The letter of credit is collaterized by the Company's real property and has an annual fee of $12,219.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company's real property and incurs interest at prime plus 1.35%. As of December 31, 2010 the Company has not used the line of credit.

Note F - Income Taxes and Available Tax Loss Carryforwards

The components of income tax benefit for the years ended December 31, 2010 and 2009 are as follows:

                        2010           2009
                    -----------    -----------
Current
  Federal           $        -     $        -
  State                      -              -
                    -----------    -----------
                    $        -     $        -
                    ===========    ===========
Deferred-benefit
  Federal           $  (36,288)    $ (118,684)
  State                 (6,212)       (20,316)
                    -----------    -----------
  Total benefit
  for income taxes  $  (42,500)    $ (139,000)
                    ===========    ===========

Income taxes for the years ended December 31, 2010 and 2009 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:
                                               2010           2009
                                           -----------    -----------
Expected provision at US statutory rate       372,300        190,200
State income tax net of federal benefit        39,700         20,300
Nondeductible expenses                          2,300          4,400
Change in estimates and available
   NOL carryfowards                            59,700        389,100
Change in valuation allowance                (516,500)      (743,000)
                                           -----------    -----------
Income tax (benefit)                          (42,500)      (139,000)
                                           ===========    ===========

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note F - Income Taxes and Available Tax Loss Carryforwards (continued)

As of December 31, 2010 and 2009 the Company had income tax net operating loss ("NOL") carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The components of the Company's carryforwards at December 31, 2010 and 2009 are as follows:
                                   2010          2009
                               -----------   -----------
NOL carryforward - Beginning
   of year                      4,933,066     6,171,556
Less used                      (1,099,151)     (562,689)
Less expired                     (161,385)     (675,801)
                               -----------   -----------
NOL carryfoward - End of year   3,672,530     4,933,066
                               ===========   ===========

The components of the Company's deferred tax assets at December 31, 2010 and 2009 are as follows:
                                   2010          2009
                               -----------   -----------
NOL carryforward                1,382,000     1,856,000
Less valuation allowance          (25,500)     (542,000)
                               -----------   -----------
Deferred Benefit                1,356,500     1,314,000
                               ===========   ===========

The change in the valuation allowance is as follows:

     December 31, 2009           (542,000)
     December 31, 2010            (25,500)
                               -----------
Change in valuation allowance     516,500
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

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note F - Income Taxes and Available Tax Loss Carryforwards (continued)

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

These amounts have been presented in the financial statements as follows:

                                   2010          2009
                               -----------   -----------
Current                           369,200       186,000
Non-Current                       987,300     1,128,000
                               -----------   -----------
Net Deferred tax asset          1,356,500     1,314,000
                               ===========   ===========

The Company's tax years 2007 through 2009 remain open to examination by taxing jurisdictions.

Note G - Stock Options

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
                                        -------
                                         23,000
                                        =======

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note G - Stock Options (continued)

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

The following table summarizes information about stock options outstanding at December 31, 2010.
                                                 Wtd.Avg.
                          Number    Wtd.Avg.    Remaining
                            of      Exercise   Contractual
                          Shares      Price     Life (Yrs)
                         --------     -----     ---------
Outstanding at
  beginning of year       242,250     $2.53

Granted                    11,500     $2.15

Exercised                     --        --

Expired/forfeited         (11,750)    $4.11
                         --------     -----
Outstanding at
  end of year             242,000     $2.43       3.01

Exercisable at
  end of year             177,500     $2.63       2.34


                          Number    Wtd. Avg.
                            of     Grant Date
                          Shares   Fair Value
                         --------  ----------

Nonvested at
  beginning of year       101,500     $0.64

Vested during
  the year                 48,500     $0.90

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note G - Stock Options (continued)

                          Number    Wtd. Avg.
                            of     Grant Date
                          Shares   Fair Value
                         --------  ----------
Nonvested at
  end of year              64,500     $0.58

Expired/Forfeited
  During the year          11,750     $0.63

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

                              2010         2009
                            --------     --------
Risk free interest rate       2.04%        1.98%
Expected Volatility            87%          81%
Expected Life                5 years      5 years
Dividend Yield                 0%           0%
Weighted average grant
  date fair value             $1.45        $1.23

Option valuation models require the input of highly subjective assumptions including the expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company recognized $40,232 and $39,383 stock-based compensation expense for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, there was $36,211 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 1.43 years.

Note H - Related Party Transactions

The Company's supplier of Cobalt, Nordion (Canada) Inc., formerly MDS Nordion, owns approximately 16.8% of the Company's outstanding common stock. Subsequent to December 31, 2010, Nordion sold their shares. (See Note L - Subsequent Events)

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note H - Related Party Transactions (continued)

The Company has recently purchased the following Cobalt from Nordion:

                         Year      Curies      Amount
                         ----     -------     --------
                         2010     105,757       81,740

On August 10, 2010, the Company purchased approximately 105,757 curies of Cobalt for $81,740. This Cobalt had previously been stored by Nordion at the FTSI facility. Because these Cobalt sources were of relatively low-activity and were already on site, the Company negotiated a significant discount in the purchase price.

In November 2010, the Company paid Nordion approximately $510,000 from cash reserves to purchase Cobalt for delivery during the first quarter of 2011. This prepayment allows the Company to receive a discount on the price of the Cobalt.

Note I - Earnings Per Share

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:
                                2010        2009
                             ----------  ----------
Numerator:
  Net Income                 $1,137,446  $  698,358
                            =========== ===========
Denominator:
  Weighted average common
    shares outstanding        2,756,458   2,756,458

  Dilutive effect of stock
    options                     242,000      60,000
                             ----------  ----------

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note I - Earnings Per Share (continued)

  Weighted average common
    shares outstanding,
    assuming dilution         2,998,458   2,816,458
                            =========== ===========

Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares have an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.

Out of the money stock options excluded
                                              2010    2009
                                             ------  ------
Stock option with exercise price of $3.60         -   5,000
Stock option with exercise price of $4.56         -   2,500
Stock option with exercise price of $4.12         -   7,000
Stock option with exercise price of $3.56         -   2,250
Stock option with exercise price of $3.36         -   2,500
Stock option with exercise price of $3.28         -  10,000
Stock option with exercise price of $3.24         - 100,000
Stock option with exercise price of $2.52         -  10,000
Stock option with exercise price of $2.57         -  20,000
Stock option with exercise price of $2.18         -  11,500
Stock option with exercise price of $1.89         -  11,500
                                            ------- -------
Total anti-dilutive options
  excluded from EPS                               - 182,250
                                            ======= =======

Note J - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 59% and 61% of revenues for the years ended December 31, 2010 and 2009, respectively.

The Company's cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals. A provision has been made for doubtful accounts which historically have not been significant.

The Company's supplier of Cobalt 60 is Nordion (Canada) Inc. In the event it is unavailable from Nordion the Company can obtain Cobalt 60 from one other source.

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Note K - Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." The update amends Accounting Standards Codification (ASC) Topic 310, Receivables, by requiring more robust and disaggregated disclosures aimed at improving transparency by providing additional information to assist financial statements users in assessing an entity's credit risk exposure and evaluating the adequacy of its allowance for credit losses. This update applies to all entities, both public and nonpublic that report financing receivables as an asset, the new disclosures do not apply to trade accounts receivable that arise from the sale of goods or services and have a contractual maturity of less than one year and receivables that are either measured at fair value or lower of cost or fair value. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. We adopted the provisions of FASB ASU 2010-20 for the year ended December 31, 2010, as required, the adoptions did not have a material impact on our financial statements.

Note L - Subsequent Events

Effective January 1, 2011, the Board of Directors modified the President's employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if six months notice is received before the President leaves. An accrual of approximately $42,000 will be recorded in the first quarter of 2011 related to the resignation clause.

By agreement entered into February 10, 2011, Nordion (Canada) Inc., formerly MDS Nordion, sold 463,317 shares of common stock to Fort Ashford Holdings, LLC for $3.60 per share. As of February 25, 2011, the closing date for the sale, Nordion (Canada) ceased to be a shareholder and no longer has any direct or indirect interest in the outstanding shares of common stock of the Company.