Form 10-Q
period 2011-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2011-05-12
CIK 868267

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

            [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2011

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

          Class                                       March 31, 2011
         -------                                     ----------------
Common Stock $.01 Par Value                          2,756,458 shares










                           FOOD TECHNOLOGY SERVICE, INC.

                                TABLE OF CONTENTS





PART I:     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - March 31, 2011 and
            December 31, 2010                                             2 - 3

            Statements of Operations - Three Months Ended
            March 31, 2011 and 2010                                           4

            Statements of Cash Flows - Three Months Ended
            March 31, 2011 and 2010                                           5

            Notes to Financial Statements                                6 - 16

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              17

  Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                                17

  Item 4T.  Controls and Procedures                                          18


PART II:    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                19

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      19

  Item 3.   Defaults Upon Senior Securities                                  19

  Item 4.   Submission of Matters to a Vote of Security Holders              19

  Item 5.   Other Information                                                19

  Item 6.   Exhibits                                                         19

SIGNATURES                                                                   20










PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements


                         FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS


                                               March 31,      December 31,
                                                 2011             2010
                                             ------------     ------------
                                              (Unaudited)       (Audited)

                                   ASSETS
                                   ------

Current Assets:
  Cash                                       $ 1,649,941      $ 1,294,540
  Accounts Receivable, Less Allowance for
     Doubtful Accounts of $5,000 and $2,500      412,221          354,489
  Prepaid Expenses                                48,955           24,856
  Deferred Tax Asset                             394,700          369,200
                                             ------------     ------------

  Total Current Assets                         2,505,817        2,043,085
                                             ------------     ------------

Property, Plant and Equipment:
  Buildings                                    3,282,029        3,282,029
  Cobalt                                       5,039,706        4,486,283
  Furniture and Equipment                      1,992,489        1,981,525
     Less:  Accumulated Depreciation          (6,471,620)      (6,366,316)
                                             ------------     ------------
                                               3,842,604        3,383,521
  Land                                           171,654          171,654
                                             ------------     ------------

    Total Property, Plant and Equipment        4,014,258        3,555,175
                                             ------------     ------------

Other Assets:
  Deferred Tax Asset                             871,400          987,300
  Utility Deposits                                 5,000            5,000
  Prepaid Cobalt                                       -          512,978
  Loan Fees - net                                 20,371           14,955
                                             ------------     ------------

      Total Other Assets                         896,771        1,520,233
                                             ------------     ------------

      Total Assets                           $ 7,416,846      $ 7,118,493
                                             ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                     2


                        FOOD TECHNOLOGY SERVICE, INC.
                                BALANCE SHEETS




                                               March 31,      December 31,
                                                 2011             2010
                                             ------------     ------------
                                              (Unaudited)       (Audited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
  Accounts Payable                           $    12,948      $     9,783
  Accrued Liabilities                             86,906           16,273
                                             ------------     ------------

    Total Current Liabilities                     99,854           26,056
                                             ------------     ------------

Stockholders' Equity:
  Common Stock $.01 Par Value, Authorized
    5,000,000 Shares, Issued and Outstanding
    2,756,458 shares                              27,564           27,564
  Paid-In Capital                             12,237,303       12,227,059
  Deficit                                     (4,929,384)      (5,143,695)
                                             ------------     ------------
                                               7,335,483        7,110,928
  Less, 5,154 Treasury Shares at Cost            (18,491)         (18,491)
                                             ------------     ------------

    Total Stockholders' Equity                 7,316,992        7,092,437
                                             ------------     ------------
    Total Liabilities and Stockholders'
    Equity                                   $ 7,416,846      $ 7,118,493
                                             ============     ============















  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      3


                          FOOD TECHNOLOGY SERVICE, INC.
                            STATEMENTS OF OPERATIONS




                                                  Three Months Ended
                                                       March 31,
                                                 2011             2010
                                             ------------     ------------
                                             (Unaudited)      (Unaudited)

Net Revenues                                 $   859,892      $   661,824
                                             ------------     ------------

Costs and Operating Expenses

   Processing Costs                              133,820          114,293

   Selling, General and Administrative           309,601          229,783

   Depreciation and Amortization                 112,106           91,201
                                             ------------     ------------
      Total Costs and Operating Expenses         555,527          435,277
                                             ------------     ------------

Income from Operations                           304,365          226,547

   Interest Income                                   346            1,044
                                             ------------     ------------

Income before Income Taxes                       304,711          227,591

   Income Tax - Deferred                         (90,400)         (85,600)
                                             ------------     ------------
Net Income                                   $   214,311      $   141,991
                                             ============     ============

Net Income Per Common Share
   -Basic                                    $     0.078      $     0.052
   -Diluted                                  $     0.071      $     0.050

Weighted Average Number of Common Shares
   Used in Computation
   -Basic                                      2,756,458        2,756,458
   -Diluted                                    2,998,458        2,849,458







  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                                      4


                         FOOD TECHNOLOGY SERVICE, INC.
                           STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                       March 31,
                                                 2011             2010
                                             ------------     ------------
                                             (Unaudited)      (Unaudited)

Cash Flows from Operations:
   Cash Received from Customers              $   802,160      $   601,935
   Interest Received                                 346            1,044
   Cash Paid for Operating Expenses             (383,477)        (337,421)
                                             ------------     ------------
   Net Cash Provided by Operations               419,029          265,558

Cash Flows from Investing Activities:
   Loan Fees                                     (12,219)              -
   Purchase of Equipment                         (10,964)              -
   Cobalt Delivery & Installation                (40,445)              -
                                             ------------     ------------
   Net Cash (Used) in Investing                  (63,628)

Net Increase in Cash                             355,401          265,558
Cash at Beginning of Period                    1,294,540          610,311
                                             ------------     ------------
Cash at End of Period                        $ 1,649,941      $   875,869
                                             ============     ============
Reconciliation of Net Income to
  Net Cash Provided by Operations:
  Net Income                                 $   214,311      $   141,991

Adjustments to Reconcile
  Net Income to Cash Provided:
  Amortization                                     6,803               -
  Deferred Income Taxes                           90,400           85,600
  Depreciation                                   105,304           91,201
  Non Cash Payments of Salaries                   10,244           11,223
  (Increase)/Decrease in Receivables             (57,732)         (59,889)
  (Increase)/Decrease in Prepaid Expenses        (24,099)         (17,534)
  Increase/(Decrease) in Accounts Payables         3,165               -
  Increase/(Decrease) in Accrued Liabilities      70,633           12,966
                                             ------------     ------------
Net Cash Provided by Operations              $   419,029      $   265,558
                                             ============     ============








  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                                      5


                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note A - Basis of Presentation

The accompanying financial statements of Food Technology Service, Inc. (the "Company," "we" or "our") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2011, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

3. Revenue Recognition

The primary source of revenue is from treating products with Cobalt. Net Revenue is the gross income from such processing less allowances, if any. Revenues are recorded after the Company's performance obligation is completed and product has been processed in accordance with the customer's specifications and collection of the resulting receivable is probable.
                                      6


                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note B - Summary of Significant Accounting Policies (continued)

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

6. Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or ess are considered to be cash and cash equivalents.

7. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company had no uninsured cash balances at March 31, 2011 and December 31, 2010.

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note B - Summary of Significant Accounting Policies (continued)

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

10. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note I - Stock Options) Compensation cost under the plans is recognized using the fair value recognition provisions of FASB ASC 718. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.

11. Advertising

The Company expenses all advertising costs when incurred. Advertising expense was $3,072 and $1,398 for the first quarter ended March 31, 2011 and 2010, respectively.

Note C - Certificate of Deposit

As of January 2011 the certificate of deposit was not renewed.

Note D - Loan Fees

As of March 31, 2011 renewal fees in the amount of $12,219 were incurred in connection with the Regions letter of credit (See Note F - Letter and Line of Credit) for a total of $34,973. Amortizations of these fees were based on the life of the loans. Amortization expense for the first quarter ended March 31, 2011 and 2010 were $6,803 and $0, respectively.

Note E - Prepaid Cobalt

In November 2010 the Company paid $512,978 to Nordion (See Note J - Related Party) for the delivery of 200,000 curies of Cobalt in early 2011. The delivery was received and placed in service in January 2011.

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note F - Letter and Line of Credit

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

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company's real property and incurs interest at prime plus 1.35%. As of March 31, 2011 the Company has not used the line of credit.

Note G - Income Taxes and Available Tax Loss Carryforwards

The components of income tax benefit are as follows:

                       Three Months Ended
                            March 31,
                        2011           2010
                    -----------    -----------
Current
  Federal           $        -     $        -
  State                      -              -
                    -----------    -----------
                    $        -     $        -
                    ===========    ===========
Deferred-benefit
  Federal           $   77,200     $   73,100
  State                 13,200         12,500
                    -----------    -----------
  Total benefit
  for income taxes  $   90,400     $   85,600
                    ===========    ===========

Income taxes for the first quarter ended March 31, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note G - Income Taxes and Available Tax Loss Carryforwards (continued)

                                              Three Months Ended
                                                   March 31,
                                               2011           2010
                                           -----------    -----------
Expected provision at US statutory rate    $  103,600     $   73,100
State income tax net of federal benefit        11,100         12,500
Nondeductible expenses                            200              -
Change in estimates and available NOL
   carryforwards                                1,000              -
Change in valuation allowance                 (25,500)             -
                                           -----------    -----------
Income tax (benefit)                       $   90,400     $   85,600
                                           ===========    ===========

The Company had income tax net operating loss ("NOL") carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The components of the Company's carryforwards are as follows:

                                  March 31,    December 31,
                                    2011           2010
                                ------------   ------------
NOL carryforward - Beginning
   of period                    $ 3,672,530    $ 4,933,066
Less used                          (308,152)    (1,099,151)
Less expired                              -       (161,385)
                                ------------   ------------
NOL carryfoward - End of period $ 3,364,378    $ 3,672,530
                                ============   ============

The components of the Company's deferred tax assets are as follows:

                                 March 31,     December 31,
                                    2011           2010
                                ------------   ------------
NOL carryforward                $ 1,266,100    $ 1,382,000
Less valuation allowance                  -        (25,500)
                                ------------   ------------
Deferred Benefit                $ 1,266,100    $ 1,356,500
                                ============   ============

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note G - Income Taxes and Available Tax Loss Carryforwards (continued)

The change in the valuation allowance is as follows:

     December 31, 2010              (25,500)
     March 31, 2011                       -
                                ------------
Change in valuation allowance        25,500
                                ============

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance has been established to eliminate the net deferred tax benefit due to uncertainty as to whether the tax benefits would ever be realized. During 2011, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company's revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize all of the Company's deferred asset.

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

These amounts have been presented in the financial statements as follows:

                                 March 31,    December 31,
                                   2011           2010
                               ------------   ------------
Current                        $   394,700    $   369,200
Non-Current                        871,400        987,300
                               --- --------   ------------
Net Deferred tax asset         $ 1,266,100    $ 1,356,500
                               ============   ============

The Company's tax years 2007 through 2009 remain open to examination by taxing jurisdictions.

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note H - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President's employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if six months notice is received before the President leaves. As of March 31, 2011 an accrual of $42,000 is recorded in relation to the resignation clause.

Note I - Stock Options

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

A summary of the status of the Company's stock options as of March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note I - Stock Options (continued)

                                                              Wtd.Avg.
                                        Number    Wtd.Avg.    Remaining
                                          of      Exercise   Contractual
                                        Shares      Price     Life (Yrs)
                                       --------    ------     ---------
Outstanding at December 31, 2010        242,000    $ 2.43
Granted                                     --        --
Exercised                                   --        --
Expired/forfeited                           --        --
                                       --------    ------
Outstanding at March 31, 2011           242,000    $ 2.43        2.77
                                       ========    ======       ======
Vested/exercisable at March 31, 2011    182,000    $ 2.63        2.08
                                       ========    ======       ======

A summary of the status of the Company's nonvested stock options as of March
31, 2011 and changes during the three months ended March 31, 2011 is as follows:

                                      Number    Wtd. Avg.
                                        of     Grant Date
                                      Shares   Fair Value
                                     --------  ----------
Nonvested at December 31, 2010        64,500     $0.58
Granted                                    -         -
Vested                                (4,500)    $1.14
                                     --------  ----------
Nonvested at March 31, 2011           60,000     $0.55
                                     ========  ==========
Expired/Forfeited during the period        -         -
                                     ========  ==========

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

                             Three Months Ended
                                  March 31,
                              2011         2010
                            --------     --------
Risk free interest rate       2.24%        1.98%
Expected volatility            85%          81%
Expected life                5 years      5 years
Dividend yield                 0%           0%
Weighted average grant
  date fair value              NA           NA

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note I - Stock Options (continued)

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

The Company recognized $10,244 and $11,223 stock-based compensation expense for the first quarter ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $25,966 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 1.20 years.

Note J - Related Party Transactions

The Company's supplier of Cobalt, Nordion (Canada) Inc., formerly MDS Nordion, owned approximately 16.8% of the Company's outstanding common stock. By agreement entered into February 10, 2011, Nordion (Canada) Inc., formerly
MDS Nordion, sold 463,317 shares of common stock to Fort Ashford Holdings, LLC for $3.60 per share. As of February 25, 2011, the closing date for the sale, Nordion (Canada) ceased to be a shareholder and no longer has any direct or indirect interest in the outstanding shares of common stock of the Company.

The Company has recently purchased the following Cobalt from Nordion:

                         Year      Curies      Amount
                         ----     -------     --------
                         2010     105,757       81,740
                         2011     200,000      512,978

In November 2010, the Company paid Nordion approximately $510,000 to purchase Cobalt for delivery during the first quarter of 2011. This prepayment allowed the Company to receive a discount on the price of the Cobalt. The Cobalt was delivered as scheduled in January 2011.

Note K - Earnings Per Share

Earnings per share is calculated in accordance with ASC 260-10, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.
                                       14


                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note K - Earnings Per Share (continued)

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:
                               Three Months Ended
                                   March 31,
                                2011        2010
                             ----------  ----------
Numerator:
  Net Income                 $ 214,311  $  141,991
                            =========== ===========
Denominator:
  Weighted average common
    shares outstanding        2,756,458   2,756,458
  Dilutive effect of stock
    options                     242,000      93,000
                             ----------  ----------
  Weighted average common
    shares outstanding,
    assuming dilution         2,998,458   2,849,458
                            =========== ===========

Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares have an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.

Out of the money stock options excluded

                                          Three Months Ended
                                               March 31,
                                              2011    2010
                                             ------  ------
Stock option with exercise price of $3.60         -   5,000
Stock option with exercise price of $4.56         -   2,500
Stock option with exercise price of $4.12         -   7,000
Stock option with exercise price of $3.56         -   2,250
Stock option with exercise price of $3.36         -   2,500
Stock option with exercise price of $3.28         -  10,000
Stock option with exercise price of $3.24         - 100,000
Stock option with exercise price of $2.57         -  20,000
                                            ------- -------
Total anti-dilutive options
  excluded from EPS                               - 149,250
                                            ======= =======

                         FOOD TECHNOLOGY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2011

Note L - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 63% revenues for both quarters ended March 31, 2011 and 2010.

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

Note M - Subsequent Events

Subsequent to March 31, 2011, the Company entered into an agreement to purchase 300,000 curies of cobalt at a cost of approximately $840,000. Installation is expected during the second or third quarter of 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Food Technology Service, Inc. had revenues of $859,892 during the first quarter of 2011 compared to revenues of $661,824 for the same period in 2010. This is an increase of about 30 percent. The Company had income before taxes during the first quarter of 2011 of $304,711 compared to income before taxes of $227,591 during the first quarter of 2010. This is an increase of about 33.9 percent. The Company's statement of operations reflects non-cash deferred income tax expense for the first quarter of 2011 in the amount of $90,400.
This resulted in net income during the first quarter of 2011 of $214,311 versus net income of $141,991 during the same period in 2010, an increase of 51 percent.

Management attributes increased revenue to continued growth in demand for medical sterilization. In addition, about 10% of the Company's revenue during the first quarter of 2011 resulted from an intermittent customer. This customer has a long relationship with the Company and their needs are sporadic and their volumes are large. We anticipate this customer using the facility at least through the first quarter of 2012.

During the first quarter of 2011, processing costs as a percentage of sales were 15.6 percent compared to 17.3 percent in the first quarter of 2010. These costs are relatively fixed and the decrease reflects the increased revenue. General, administrative and development costs as a percentage of sales during the first quarter of 2011 were 36.0 percent compared to 34.6 percent in the first quarter of 2010. Again these costs are relatively fixed and the increase was due to overtime, supplies, security guards, increased depreciation and other expenses associated with the Cobalt loading in January, 2011.

The Company has recently entered into an agreement to purchase an additional 300,000 curies of Cobalt at a cost of about $840,000 in order to accommodate increasing demand and the intermittent customer. Installation is expected during the second or third quarter of 2011.


Liquidity and Capital Resources

As of March 31, 2011, the Company has cash on hand of $1,649,941 and accounts receivable of $412,221.


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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this assessment, management believes that as of March 31, 2011, the Company's internal controls over financial reporting is effective.

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

Date: May 11, 2011             FOOD TECHNOLOGY SERVICE, INC.

                                    /S/ Richard Hunter
                                    ---------------------------------
                                    Richard Hunter, Ph.D., Chief Executive
                                    Officer and Chief Financial Officer