Form 10-Q
period 2011-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2011-08-11
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

Commission File Number 0-19047

FOOD TECHNOLOGY SERVICE, INC.

(Exact Name of Registrant as Specified in its charter)

FLORIDA	59-2618503
(State of Incorporation or Organization)	(Employer Identification Number)

502 Prairie Mine Road, Mulberry, FL	33860
(Address of Principal Executive offices)	(Zip code)

Registrant’s telephone number, including area code (863) 425-0039

Indicate by check mark whether the Registrant: (1) has filed all by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	June 30, 2011
Common Stock $.01 Par Value	2,756,458 shares

FOOD TECHNOLOGY SERVICE, INC.

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$1,276,128	$1,294,540
Accounts Receivable, Less Allowance for Doubtful Accounts of $5,000 and $2,500	409,440	354,489
Prepaid Expenses	68,493	24,856
Deferred Tax Asset	394,700	369,200

Total Current Assets	2,148,761	2,043,085

Property, Plant and Equipment:
Buildings	3,285,029	3,282,029
Cobalt	5,902,052	4,486,283
Furniture and Equipment	2,019,727	1,981,525
Land	171,654	171,654
Less: Accumulated Depreciation	(6,574,758)	(6,366,316)

Total Property, Plant and Equipment	4,803,704	3,555,175

Other Assets:
Deferred Tax Asset	733,500	987,300
Utility Deposits	5,000	5,000
Prepaid Cobalt	—	512,978
Loan Fees – net	13,568	14,955

Total Other Assets	752,068	1,520,233

Total Assets	$7,704,533	$7,118,493

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$19,605	$9,783
Accrued Liabilities	127,637	16,273

Total Current Liabilities	147,242	26,056

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,756,458	27,564	27,564
Paid-In Capital	12,251,525	12,227,059
Deficit	(4,703,307)	(5,143,695)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	7,557,291	7,092,437

Total Liabilities and Stockholders’ Equity	$7,704,533	$7,118,493

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net Revenues	$910,707	$761,230

Costs and Operating Expenses
Processing Costs	156,052	134,218
Selling, General and Administrative	280,714	259,949
Depreciation and Amortization	109,941	89,885
Interest Expense	253	—

Total Costs and Operating Expenses	546,960	484,052

Income from Operations	363,747	277,178
Interest Income	230	446

Income before Income Taxes	363,977	277,624
Income Tax – Deferred	(137,900)	(104,500)

Net Income	$226,077	$173,124

Net Income Per Common Share
-Basic	$0.082	$0.063
-Diluted	$0.075	$0.061

Weighted Average Number of Common Shares Used in Computation
-Basic	2,756,458	2,756,458
-Diluted	2,998,458	2,827,958

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net Revenues	$1,770,599	$1,423,054

Costs and Operating Expenses
Processing Costs	289,872	248,511
Selling, General and Administrative	590,315	489,732
Depreciation and Amortization	222,047	181,086
Interest Expense	253	—

Total Costs and Operating Expenses	1,102,487	919,329

Income from Operations	668,112	503,725
Interest Income	576	1,490

Income before Income Taxes	668,688	505,215
Income Tax – Deferred	(228,300)	(190,100)

Net Income	$440,388	$315,115

Net Income Per Common Share
-Basic	$0.160	$0.114
-Diluted	$0.147	$0.111

Weighted Average Number of Common Shares Used in Computation
-Basic	2,756,458	2,756,458
-Diluted	2,998,458	2,827,958

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash Flows from Operations:
Cash Received from Customers	$1,715,648	$1,510,651
Interest Received	576	1,490
Interest Paid	(253)	—
Cash Paid for Operating Expenses	(824,172)	(876,154)

Net Cash Provided/(Used) by Operations	891,799	635,987

Cash Flows from Investing Activities:
Letter of Credit Costs	(12,218)	(14,167)
Purchase of Cobalt, Delivery & Installation	(856,791)	—
Purchase of Equipment	(41,202)	(45,037)

Net Cash Provided/(Used) by Investing	(910,211)	(59,204)

Net Increase (Decrease) in Cash	(18,412)	576,783
Cash at Beginning of Period	1,294,540	610,311

Cash at End of Period	$1,276,128	$1,187,094

Reconciliation of Net Income (Loss) to Net Cash Provided/(Used) by Operations:
Net Income/(Loss)	$440,388	$315,115

Adjustments to Reconcile Net Income/(Loss) to Cash Provided or Used:
Amortization	13,605	—
Deferred Income Taxes	228,300	190,100
Depreciation	208,442	181,087
Non Cash Payments of Salaries	24,466	18,580
(Increase)/Decrease in Receivables	(54,951)	(87,597)
(Increase)/Decrease in Prepaid Expenses	(43,637)	(25,523)
Increase/(Decrease) in Payables	9,822	(2,509)
Increase/(Decrease) in Accruals	65,364	46,734

Net Cash Provided/(Used) by Operations	$891,799	$635,987

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note A - Basis of Presentation

The accompanying financial statements of Food Technology Service, Inc. (the Company,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2011, and the results of operations and cash flows for the interim periods presented. Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

Note B - Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

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

3. Revenue Recognition

The primary source of revenue is from treating products with gamma radiation from Cobalt 60. Net Revenue is the gross income from such processing less allowances, if any. Revenues are recorded after the Company’s performance obligation is completed and product has been processed in accordance with the customer’s specifications and collection of the resulting receivable is probable.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

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

Nordion is the Company’s supplier of Cobalt 60. When we purchase Cobalt, Nordion agrees to accept the return of all Cobalt 60 that has reached the end of its useful life; therefore, the Company has provided no environmental remediation liability for the disposal of the Cobalt 60.

6. Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note B - Summary of Significant Accounting Policies (continued)

7. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company had no uninsured cash balances at June 30, 2011 and December 31, 2010.

8. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed by the weighted average number of common shares outstanding, plus the effect of common stock equivalents that are dilutive.

9. Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable and accrued liabilities approximate fair value.

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

11. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the second quarter ended June 30, 2011 and 2010 was $1,435 and $1,075, respectively. For the six months ended June 30, 2011 and 2010, advertising expense recognized was $3,563 and $4,147, respectively.

Note C - Certificate of Deposit

As of January 2011 the certificate of deposit was not renewed.

Note D - Loan Fees

During the first quarter of 2011 renewal fees in the amount of $12,219 were incurred in connection with the Regions letter of credit (See Note F - Letter and Line of Credit) for a total of $34,973. These fees were amortized based on the life of the loans. Amortization expense of for the three months ended June 30, 2011 and 2010 was $6,803 and $0, respectively. For the six months ended June 30, 2011 and 2010 amortization expense was $13,605 and $0, respectively.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note E - Prepaid Cobalt

In November 2010 the Company paid $512,978 to Nordion (See Note J - Related Party) for the delivery of 200,000 curies of Cobalt in early 2011. The delivery was received and placed in service in January 2011.

Note F - Letter and Line of Credit

The Company no longer uses Nordion to guarantee a $600,000 letter of credit required by the State of Florida as a condition of the Company’s Radioactive Materials License. In July, 2010, the Company obtained an irrevocable standby letter of credit of $600,000 through Regions Bank to satisfy State of Florida requirements. The letter of credit will be automatically extended for an additional year unless the bank provides a 120 day written notice to the Company. The letter of credit is collaterized by the Company’s real property and has an annual fee of $12,219.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real property and incurs interest at prime plus 1.35%. As of June 30, 2011 the Company has not used the line of credit.

Note G - Income Taxes and Available Tax Loss Carryforwards

The components of income tax benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—
Deferred-benefit
Federal	117,700	94,400	194,900	171,800
State	20,200	10,100	33,400	18,300

	137,900	104,500	228,300	190,100

Total income taxes	$137,900	$104,500	$228,300	$190,100

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note G - Income Taxes and Available Tax Loss Carryforwards (continued)

Income taxes for the three and six months ended June 30, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected provision at US statutory rate	$123,800	$94,400	$227,400	$171,800
State income tax net of federal benefit	13,200	10,100	24,300	18,300
Nondeductible expenses	900	—	1,100	—
Change in estimates and available NOL carryforwards	—	—	1,000	—
Change in valuation allowance	—	—	(25,500)	—

Income tax expense	$137,900	$104,500	$228,300	$190,100

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The components of the Company’s carryforwards are as follows:

	June 30,	December 31,
	2011	2010
NOL carryforward - Beginning of period	3,672,530	4,933,066
Less used	(716,592)	(1,099,151)
Less expired	—	(161,385)

NOL carryforward - End of period	2,955,938	3,672,530

The components of the Company’s deferred tax assets are as follows:

	June 30,	December 31,
	2011	2010
NOL carryforward	$1,128,200	$1,382,000
Less valuation allowance	—	(25,500)

Deferred Benefit	$1,128,200	$1,356,500

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note G - Income Taxes and Available Tax Loss Carryforwards (continued)

The change in the valuation allowance is as follows:

December 31, 2010	(25,500)
June 30, 2011	—

Change in valuation allowance	25,500

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance has been established to eliminate the net deferred tax benefit due to uncertainty as to whether the tax benefits would ever be realized. During 2011, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company’s revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize all of the Company’s deferred asset.

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

These amounts have been presented in the financial statements as follows:

	June 30,	December 31,
	2011	2010
Current	$394,700	$369,200
Non-Current	733,500	987,300

Net Deferred tax asset	$1,128,200	$1,356,500

The Company’s tax years 2007 through 2010 remain open to examination by taxing jurisdictions.

Note H - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if six months notice is received before the President leaves. As of June 30, 2011 an accrual of $42,000 is recorded in relation to the resignation clause.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note I - Stock Options

On May 14, 2009 the Stockholders approved the 2009 Incentive and Non-Statutory Stock Option Plan (the “2009 Plan”).

The 2009 Plan is administered by the Board of Directors who is authorized to grant incentive stock options (“ISO’s”) to Officers and employees of the Company and non-qualified options (“NQO’s”) for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company’s Stock that may be issued under the 2009 Plan is 125,000 shares. Options granted and outstanding under this plan are as follows:

Year	Shares
2009	11,500
2010	11,500
2011	10,000

33,000

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock with respect to which ISO’s are exercisable for the first time by any person during any calendar year under the Plans shall not exceed $100,000.

The ISO’s are exercisable 20% of the authorized amount immediately and 20% in each of the following four years. ISO’s granted to an optionee terminate 30 to 90 days after termination of employment or other relationship, except that ISO’s terminate the earlier of the expiration date of the option, or 90 to 180 days in the event of death and 180 days to one year in the event of disability.

A summary of the status of the Company’s stock options for the period from December 31, 2010 to June 30, 2011 is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding at December 31, 2010	242,000	$2.43
Granted	10,000	$4.85
Exercised	—	—
Expired/forfeited	(10,000)	$3.28

Outstanding at June 30, 2011	242,000	$2.50	2.72

Vested/exercisable at June 30, 2011	182,000	$2.45	2.10

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note I - Stock Options (continued)

A summary of the status of the Company’s nonvested stock options for the period from December 31, 2010 to June 30, 2011 is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31	64,500	$0.58
Granted	10,000	$3.25
Vested	(14,500)	$2.60

Nonvested at June 30, 2011	60,000	$0.55

Expired/Forfeited during the period	10,000	$0.85

The Company estimated the fair value at the date of grant for the six months ended June 30, 2011 using the Black Scholes option valuation model with the following assumptions:

Risk free interest rate	1.85% - 2.24%
Expected volatility	84.49% - 84.66%
Expected life	5 years
Dividend yield	0%

Option valuation models require the input of highly subjective assumptions including the expected option life. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company recognized $14,222 and $7,357 stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010 the stock-based compensation expense recognized was $24,466 and $18,580, respectively.

As of June 30, 2011, there was $44,287 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 0.95 years.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note J - Related Party Transactions

The Company’s supplier of Cobalt, Nordion (Canada) Inc., formerly MDS Nordion, owned approximately 16.8% of the Company’s outstanding common stock. By agreement entered into February 10, 2011, Nordion (Canada) Inc., formerly MDS Nordion, sold 463,317 shares of common stock to Fort Ashford Holdings, LLC for $3.60 per share. As of February 25, 2011, the closing date for the sale, Nordion (Canada) ceased to be a shareholder and no longer has any direct or indirect interest in the outstanding shares of common stock of the Company.

The Company has recently purchased the following Cobalt from Nordion:

Year	Curies	Amount
2010	105,757	$81,740
2011	499,998	$1,415,769

In November 2010, the Company paid Nordion approximately $510,000 to purchase Cobalt for delivery during the first quarter of 2011. This prepayment allowed the Company to receive a discount on the price of the Cobalt. The Cobalt was delivered as scheduled in January 2011.

Note K - Earnings Per Share

Earnings per share are calculated in accordance with ASC 260-10, “Earnings Per Share”. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note K - Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net Income	$226,077	$171,469	$440,388	$313,460

Denominator:
Weighted average common shares outstanding	2,756,458	2,756,458	2,756,458	2,756,458
Dilutive effect of stock options	242,000	71,500	242,000	71,500

Weighted average common shares outstanding, assuming dilution	2,998,458	2,827,958	2,998,458	2,827,958

Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.

Out of the money stock options excluded

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock option with exercise price of $3.60	—	5,000	—	5,000
Stock option with exercise price of $3.56	—	2,250	—	2,250
Stock option with exercise price of $3.36	—	2,500	—	2,500
Stock option with exercise price of $3.28	—	10,000	—	10,000
Stock option with exercise price of $3.24	—	100,000	—	100,000
Stock option with exercise price of $2.52	—	10,000	—	10,000
Stock option with exercise price of $2.57	—	20,000	—	20,000
Stock option with exercise price of $2.18	—	11,500	—	11,500

	—	161,250	—	161,250

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note L - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 68% and 63% of revenues for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010 the three customers accounted for approximately 66% and 62% of revenues, respectively.

The Company’s cash and accounts receivable are subject to potential credit risk. Management continuously monitors the credit standing of the financial institutions and customers with which the Company deals. A provision has been made for doubtful accounts which historically have not been significant.

The Company’s supplier of Cobalt 60 is Nordion (Canada) Inc. In the event it is unavailable from Nordion the Company can obtain Cobalt 60 from one other source.

Note M - Subsequent Events

We have evaluated subsequent events for recognition or disclosure in these financial statements through the date of issuance, and determined there are no material transactions to recognize or disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Food Technology Service Inc. had revenues of $910,707 during the second quarter of 2011 compared to revenues of $761,230 for the same period in 2010. This is an increase of approximately 19.6 percent. The Company had income before taxes during the second quarter of 2011 of $363,977 compared to income before taxes of $277,624 during the second quarter of 2010. This is an increase of approximately 31 percent. For the first half of 2011, the Company had revenues of $1,770,559 and income before taxes of $668,688. Revenues during the first half of 2010 were $1,423,054 and the Company had income before taxes of $505,215. Revenues increased by about 24.4 percent and income before taxes increased by approximately 32.4 percent in the first half of 2011 compared to the same period in 2010.

The Company’ statement of operations reflects non-cash deferred income tax expense for the second quarter of 2011 in the amount of $137,900. This resulted in net income during the second quarter of 2011 of $226,077 versus net income of $173,124 during the same period in 2010, an increase of 30.6 percent. Similarly, the Company’s statement of operations reflects non-cash deferred income tax expense for the first half of 2011 in the amount of $228,300, with net income of $440,388 during the first half of 2011 verses $315,115 during the same period of 2010. This is an increase of 39.8 percent.

Management attributes increased revenue to continued growth in demand for medical sterilization and an intermittent customer. This customer has a long relationship with the Company and their needs are sporadic and their volumes are large. They accounted for approximately 15% of revenue during the first half of 2011. We anticipate this customer using the facility into the first half of 2012.

During the second quarter of 2011, processing costs as a percentage of sales were 17.1 percent compared to 17.6 percent during the second quarter of 2010. These costs are relatively fixed and the slight decrease in 2011 reflects the increase in revenue. General administrative and development costs as a percentage of sales during the second quarter of 2011 were 30.8 percent. This compares to 34.2 percent in the second quarter of 2010. These costs are also relatively fixed and the decline in general, administrative and development expenses, as a percentage of sales, is primarily due to the increased revenue.

During the first half of 2011, processing costs as a percentage of sales were 16.4 percent compared to 17.5 percent in the first half of 2010. Again, these costs are relatively fixed and decreased due to increased revenue. General, administrative and development costs as a percentage of sales were 33.3 percent during the first half of 2011. This compares to 34.4 percent during the first half of 2010. As previously mentioned, these costs are relatively fixed and the decline in general, administrative and development expenses, as a percentage of sales, is primarily due to increased revenue.

Liquidity and Capital Resources

As of June 30, 2011, the Company has cash on hand of $1,276,128 and accounts receivable of $409,440.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures by our Chief Executive Officer who also acts as the Company’s Chief Financial Officer. Based upon that evaluation, our Chief Executive/Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

In accordance with Rule 13a-15 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934 (the “Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management believes that as of June 30, 2011, the Company’s internal controls over financial reporting is effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

The company is not involved in any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Number	Description

31	Certifications of Officers pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2011	FOOD TECHNOLOGY SERVICE, INC.

/s/ Richard Hunter
Richard Hunter, Ph.D., Chief Executive
Officer and Chief Financial Officer