Form 10-Q
period 2011-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2011-11-14
CIK 868267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	September 30, 2011
Common Stock $.01 Par Value	2,804,742 shares

FOOD TECHNOLOGY SERVICE, INC.

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$1,697,546	$1,294,540
Accounts Receivable, Less Allowance for Doubtful Accounts of $5,000 and $2,500	447,028	354,489
Other Receivable	7,428	—
Prepaid Expenses	56,086	24,856
Deferred Tax Asset	556,900	369,200

Total Current Assets	2,764,988	2,043,085

Property, Plant and Equipment:
Buildings	3,355,843	3,282,029
Cobalt	5,900,978	4,486,283
Furniture and Equipment	2,045,533	1,981,525
Land	171,654	171,654
Less: Accumulated Depreciation	(6,703,917)	(6,366,316)

Total Property, Plant and Equipment	4,770,091	3,555,175

Other Assets:
Deferred Tax Asset	414,100	987,300
Utility Deposits	5,000	5,000
Prepaid Cobalt	—	512,978
Loan Fees - net	10,306	14,955

Total Other Assets	429,406	1,520,233

Total Assets	$7,964,485	$7,118,493

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	September 30, 2011	December 31, 2010

	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$28,676	$9,783
Accrued Liabilities	104,787	16,273

Total Current Liabilities	133,463	26,056

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,804,742 and 2,756,458, respectively	28,047	27,564
Paid-In Capital	12,265,148	12,227,059
Deficit	(4,443,682)	(5,143,695)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	7,831,022	7,092,437

Total Liabilities and Stockholders’ Equity	$7,964,485	$7,118,493

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net Revenues	$1,011,650	$815,275

Costs and Operating Expenses
Processing Costs	167,918	141,032
Selling, General and Administrative	294,703	261,173
Depreciation and Amortization	132,419	94,333
Interest Expense	—	6

Total Costs and Operating Expenses	595,040	496,544

Income from Operations	416,610	318,731
Interest Income	215	680

Income before Income Taxes	416,825	319,411
Income Tax (Expense) Benefit - Deferred	(157,200)	360,400

Net Income	$259,625	$679,811

Net Income Per Common Share
-Basic	$0.093	$0.247
-Diluted	$0.089	$0.236

Weighted Average Number of Common Shares
Used in Computation
-Basic	2,787,182	2,756,458
-Diluted	2,926,682	2,880,958

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net Revenues	$2,782,249	$2,238,329

Costs and Operating Expenses
Processing Costs	457,790	389,543
Selling, General and Administrative	885,018	750,905
Depreciation and Amortization	354,467	275,419
Interest Expense	253	6

Total Costs and Operating Expenses	1,697,528	1,415,873

Income from Operations	1,084,721	822,456
Interest Income	792	2,170

Income before Income Taxes	1,085,513	824,626
Income Tax (Expense) Benefit - Deferred	(385,500)	170,300

Net Income	$700,013	$994,926

Net Income Per Common Share
-Basic	$0.253	$0.361
-Diluted	$0.241	$0.345

Weighted Average Number of Common Shares Used in Computation
-Basic	2,766,812	2,756,458
-Diluted	2,906,312	2,880,958

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows from Operations:
Cash Received from Customers	$2,689,710	$2,133,062
Interest Received	792	2,170
Interest Paid	(253)	(6)
Cash Paid for Operating Expenses	(1,235,486)	(1,071,720)

Net Cash Provided by Operations	1,454,763	1,063,506

Cash Flows from Investing Activities:
Letter of Credit Costs	(12,218)	(14,167)
Purchase of Cobalt, Delivery & Installation	(901,717)	(81,740)
Purchase of Equipment	(64,008)	(51,610)
Building Renovation	(73,814)	—

Net Cash (Used) by Investing	(1,051,757)	(147,517)

Net Increase in Cash	403,006	915,989
Cash at Beginning of Period	1,294,540	610,311

Cash at End of Period	$1,697,546	$1,526,300

Reconciliation of Net Income to
Net Cash Provided by Operations:
Net Income	$700,013	$994,926

Adjustments to Reconcile Net Income/(Loss) to Cash Provided or Used:
Amortization	16,867	3,542
Deferred Income Taxes	385,500	(170,300)
Depreciation	337,601	271,877
Non Cash Payments of Salaries	38,572	29,406
(Increase)/Decrease in Receivables	(92,539)	(105,267)
(Increase)/Decrease in Other Receivables	(7,428)	—
(Increase)/Decrease in Prepaid Expenses	(31,230)	(9,953)
Increase/(Decrease) in Payables	18,893	3,090
Increase/(Decrease) in Accruals	88,514	46,185

Net Cash Provided/(Used) by Operations	$1,454,763	$1,063,506

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2011, and the results of operations and cash flows for the interim periods presented. Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

SEPTEMBER 30, 2011

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

7. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company had no uninsured cash balances at September 30, 2011 and December 31, 2010.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

11. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the second quarter ended September 30, 2011 and 2010 was $ 799 and $2,897, respectively. For the nine months ended September 30, 2011 and 2010, advertising expense recognized was $ 4,363 and $7,044, respectively.

Note C - Certificate of Deposit

As of January 2011 the certificate of deposit was not renewed.

Note D - Loan Fees

During the first quarter of 2011 renewal fees in the amount of $12,219 were incurred in connection with the Regions letter of credit (See Note F - Letter and Line of Credit) for a total of $34,973. These fees were amortized based on the life of the loans. Amortization expense of for the three months ended September 30, 2011 and 2010 was $3,261 and $3,542, respectively. For the nine months ended September 30, 2011 and 2010 amortization expense was $16,867 and $3,542, respectively.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real property and incurs interest at prime plus 1.35%. As of September 30, 2011 the Company has not used the line of credit.

Note G - Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—
Deferred-benefit
Federal	134,200	(307,700)	329,200	(145,400)
State	23,000	(52,700)	56,300	(24,900)

	157,200	(360,400)	385,500	(170,300)

Total income tax expense /(benefit)	$157,200	$(360,400)	$385,500	$(170,300)

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Income taxes for the three and nine months ended September 30, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected provision at US statutory rate	$141,700	$108,600	$369,100	$280,400
State income tax net of federal benefit	15,100	11,600	39,400	29,900
Nondeductible expenses	400	—	1,500	—
Change in estimates and available NOL carryforwards	—	—	1,000	—
Change in valuation allowance	—	(480,600)	(25,500)	(480,600)

Income tax expense /(benefit)	$157,200	$(360,400)	$385,500	$(170,300)

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The Company’s NOL carryforward is as follows:

	September 30,	December 31,
	2011	2010
NOL carryforward - Beginning of period	3,672,530	4,933,066
Less used	(1,228,933)	(1,099,151)
Less expired	—	(161,385)

NOL carryfoward - End of period	2,443,597	3,672,530

The components of the Company’s deferred tax assets are as follows:

	September 30,	December 31,
	2011	2010
NOL carryforward	$919,600	$1,382,000
Accrued Salary	15,800	—
Stock Options	35,600	—
Less valuation allowance	—	(25,500)

Deferred Benefit	$971,000	$1,356,500

The change in the valuation allowance is as follows:

December 31, 2010	(25,500)
September 30, 2011	—

Change in valuation allowance	25,500

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

These amounts have been presented in the financial statements as follows:

	September 30,	December 31,
	2011	2010
Current	$556,900	$369,200
Non-Current	414,100	987,300

Net Deferred tax asset	$971,000	$1,356,500

The Company’s tax years 2008 through 2010 remain open to examination by taxing jurisdictions.

Note H - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if six month notice is received before the President leaves. As of September 30, 2011 an accrual of $42,000 is recorded in relation to the resignation clause.

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

SEPTEMBER 30, 2011

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

A summary of the status of the Company’s stock options for the period from December 31, 2010 to September 30, 2011 is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding at December 31, 2010	242,000	$2.43
Granted	10,000	$4.85
Exercised	(48,284)	$3.24
Expired/forfeited	(64,216)	$3.25

Outstanding at September 30, 2011	139,500	$1.95	4.27

Vested/exercisable at September 30, 2011	99,500	$1.80	3.34

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

A summary of the status of the Company’s nonvested stock options for the period from December 31, 2010 to September 30, 2011 is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31	64,500	$0.58
Granted	10,000	$3.25
Vested	(34,500)	$1.62

Nonvested at September 30, 2011	40,000	$0.37

Expired/Forfeited during the period	64,216	$0.90

The Company estimated the fair value at the date of grant for the nine months ended September 30, 2011 using the Black Scholes option valuation model with the following assumptions:

Risk free interest rate	0.96% - 2.24%
Expected volatility	83.58% - 84.66%
Expected life	5 years
Dividend yield	0%

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

During the quarter ended September 30, 2011, 93,917 stock options were exercised under a cashless program resulting in the issuance of 48,284 shares.

The Company recognized $14,106 and $10,826 stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010 the stock-based compensation expense recognized was $38,572 and $29,406, respectively.

As of September 30, 2011, there was $30,181 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 1.68 years.

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

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The Company has recently purchased the following Cobalt from Nordion:

Year	Curies	Amount
2010	105,757	$81,740
2011	499,998	$1,414,694

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net Income	$259,625	$679,811	$700,013	$994,926

Denominator:
Wtd. Avg. common shares outstanding	2,787,182	2,756,458	2,766,812	2,756,458
Dilutive effect of stock options	139,500	124,500	139,500	124,500

Wtd. Avg. common shares outstanding, assuming dilution	2,926,682	2,880,958	2,906,312	2,880,958

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Potential common shares from out of the money options were excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options that were excluded from EPS.

Out of the money stock options excluded

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock option with exercise price of $3.60	—	5,000	—	5,000
Stock option with exercise price of $3.36	—	2,500	—	2,500
Stock option with exercise price of $3.28	—	10,000	—	10,000
Stock option with exercise price of $3.24	—	100,000	—	100,000

	—	117,500	—	117,500

Note L - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 66% and 57% of revenues for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010 the three customers accounted for approximately 66% and 60% of revenues, respectively.

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

The Company had record revenues of $1,011,650 during the third quarter of 2011 compared to revenues of $815,275 for the same period in 2010. This is an increase of approximately 24.1 percent. The Company had income before taxes during the third quarter of 2011 of $416,825 compared to income before taxes of $319,411 during the third quarter of 2010. This is an increase of approximately 30.5 percent. For the first three quarters of 2011, the Company had revenues of $2,782,249 and income before taxes of $1,085,513. Revenues during the first three quarters of 2010 were $2,238,329 and the Company had income before taxes of $824,626. Revenues increased by about 24.3 percent and income before taxes increased by approximately 31.6 percent in the first three quarters of 2011 compared to the same period in 2010.

The Company has periodically evaluated the value of tax-loss carry-forwards on its financial statements and resulting changes make comparisons of net income between reporting periods difficult. During the third quarter of 2010, based on increased profitability and potential future profitability, the Company decreased its valuation allowance against the deferred tax asset by $480,600 which resulted in an increase in net income of $360,400. The valuation allowance at the end of the third quarter of 2011 is zero. These adjustments resulted in net income during the third quarter of 2011 of $259,625 versus net income of $679,811 during the third quarter of 2010. Similarly, the Company had net income of $700,013 during the first three quarters of 2011 versus $994,926 during the same period in 2010.

During the third quarter of 2011, processing costs as a percentage of sales were 16.6 percent. This compares to 17.3 percent during the third quarter of 2010. These costs are relatively fixed and the decrease in the third quarter of 2011 reflects the increased revenues. General administrative and development costs as a percentage of sales during the third quarter of 2011 were 29.1 percent. This compares to 32 percent in the third quarter of 2010. These costs are also relatively fixed and the decline in general, administrative and development expenses, as a percentage of sales, is primarily due to the increased sales.

During the first three quarters of 2011, processing costs as a percentage of sales were 16.5 percent. This compares to 17.4 percent in the first three quarters of 2010. Again, these costs are relatively fixed and the decrease during the third quarter of 2011 is attributable to increased revenue. General, administrative and development costs as a percentage of sales were 31.8 percent during the first three quarters of 2011. This compares to 33.6 percent during the first three quarters of 2010. This reflects the fixed nature of these costs and the increase in revenue.

The Company’s cash on hand increased from $1,294,540 on December 31, 2010 to $1,697,546 on September 30, 2011. Approximately $74,000 of cash was used during the third quarter of 2011 to renovate the Company’s administrative offices. This project will be completed in December 2011 at a cost of approximately $125,000.

Liquidity and Capital Resources

As of September 30, 2011, the Company has cash on hand of $1,697,546 and accounts receivable of $447,028.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management believes that as of September 30, 2011, the Company’s internal controls over financial reporting is effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

The company is not involved in any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Number	Description

31	Certifications of Officers pursuant to Rule 13a-14(a)/15d-14(a)
32	Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2011	FOOD TECHNOLOGY SERVICE, INC.

/S/ Richard Hunter
Richard Hunter, Ph.D., Chief Executive Officer and Chief Financial Officer