Form 10-K
period 2011-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2012-03-30
CIK 868267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                ] to [                ]

Commission File Number 0-19047

FOOD TECHNOLOGY SERVICE, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-2618503
(State of incorporation or organization)	(Employer Identification Number)

502 Prairie Mine Road, Mulberry, FL 33860

(Address of Principal Executive offices) (Zip code)

(863) 425-0039

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, $.01 par value	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.     Yes  ☐     No  ☒

Indicate by check mark whether the Registrant: (1) has filed all by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes   ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 6, 2012 was approximately $16,000,000 based on the closing price for the registrant’s common stock reported by the NASDAQ Capital Market on that date. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2012, there were 2,805,172 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders is scheduled to be held in 2012, which will be filed within 120 days after December 31, 2011, to the extent indicated in Part III.

Part I

Item 1 Description of Business

Food Technology Service, Inc., (the “Company”) was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida that uses gamma radiation to provide contract sterilization services to the medical device, packaging and food industries. The Company also irradiates spices and ingredients. The Company’s revenue for 2011 ($3,744,546) resulted primarily from the processing of medical items, packaging and food. The Company continues to diversify its customer base, however three customers accounted for approximately 66% of revenues in 2011.

During the past few years, the Company has aggressively pursued sterilization of medical devices to increase its customer base. Medical device manufacturing is expanding rapidly due to improvements in medical technology and an aging population structure in the U.S. The Company is certified to International Organization for Standardization (ISO) standards for radiation sterilization of medical devices, which is especially important for potential customers exporting medical products to the European Union and Canada. Medical device sterilization represented approximately 67% of revenues in 2011. The State of Florida is now the second leading state in the U.S. for FDA registered medical device companies.

Various types of packaging that contact food are irradiated to facilitate aseptic processing. The volume of packaging irradiated by the Company increased in 2011 and accounted for approximately 24% of revenues.

Food irradiation is a proven technology that can prevent food-borne illness or prevent the spread of insect pests. The process is supported by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the World Health Organization, the American Medical Association, the American Dietetic Association and other governmental and scientific organizations. Food irradiation is a developing segment of the irradiation industry and the Company is well-positioned to take advantage of future growth in this area. Food irradiation was responsible for approximately 7% of revenues in 2011.

Although the Company focuses on medical sterilization, packaging and food irradiation, the Company has and will continue to take advantage of profitable opportunities to irradiate other products. Such items include cosmetic ingredients, horticultural items and consumer goods and accounted for approximately 2% of 2011 revenues.

Processing Plant Operations Procedures

Products to be irradiated are placed in a conveying system that moves the items past a Cobalt 60 source at a rate that is dependent on the required dose. The dose is also related to the density of the product and the strength of the Cobalt 60 source. The actual dose received by a product is verified through dosimeters placed on the product. The Company produces a detailed record of the irradiation process for each product and maintains an extensive quality assurance program. The process cannot make products radioactive just as a dental x-ray does not make the patient’s teeth radioactive.

Part I

Personnel

As of December 31, 2011, the Company had fifteen employees.

Cobalt 60 Supply

The level of radioactive energy of Cobalt 60 declines at approximately 1% per month, and new Cobalt 60 must be purchased at intervals to accommodate this decrease in energy as well as customer growth. Nordion (Canada) Inc. (“Nordion”) is the Company’s supplier of Cobalt 60 and has agreed to accept the return of all Cobalt 60 that has reached the end of its useful life. See “Relationship with Nordion” below.

This supplier does not have a contractual obligation or commitment to supply such radiation or specific quantities in the future. If Nordion is unable or unwilling to supply the radiation materials in quantities needed for us to properly irradiate products, our operating results could be harmed. We may not be able to find sufficient suppliers of Cobalt 60 at a reasonable price or at all, if such disruptions occur. In the event that Cobalt 60 is unavailable from Nordion, we believe we can obtain it from one other source. However, if we are unable to obtain Cobalt 60 at current prices, or if we are unable to acquire adequate supplies of it in a timely manner, our business will be materially affected.

Plant Safety and Regulatory Matters

We use hazardous materials, including radioactive material and compounds that could be dangerous to human health and safety or to the environment. Although the radiation source does require special handling, necessary precautions are implemented in regulations and practiced daily at the Company. The Company’s irradiation processing activities do not produce harmful solid, liquid or gas effluents or pollutants. As a result of long experience in designing and operating similar types of irradiation facilities, the necessary precautions for worker safety in an irradiation facility are well regulated by the U.S. Nuclear Regulatory Commission through the Florida Department of Health. The Florida Department of Health licenses the facility and inspects it on a regular basis. The facility is also inspected by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and the Florida Department of Agriculture and Consumer Services. The notified body for certification to ISO standards also audits the facility regularly.

We may incur significant costs to comply with environmental laws and regulations adopted in the future and in the event we breach current or future environmental laws and/or regulations, we may be subject to liabilities that could damage our business.

Relationship with Nordion

Until February 25, 2011, Nordion owned approximately 16.8% of the Company’s outstanding shares of Common Stock and had representation on the Board of Directors. Nordion, in addition to being a substantial shareholder, has assisted the Company since its commencement of operations in 1990. It aided in the design and construction of the irradiation facility, loaned money to the Company during the 1990’s when we were not profitable and has been our supplier of Cobalt. In addition, Nordion assisted the Company in obtaining a surety bond in the sum of $600,000 in order to meet the State of Florida facility permit bonding requirements. In

Part I

connection therewith, the Company agreed to reimburse Nordion for any liability and expense which Nordion may sustain as a result of its commitments to the bond issuer. On July 7, 2010, the Company obtained its own irrevocable standby letter of credit for $600,000 to satisfy the State’s requirements. According to reports filed with the Securities and Exchange Commission, on February 25, 2011, Nordion sold its interest in the Company to Fort Ashford Holdings, LLC, a California private equity firm.

In November 2010 the Company paid Nordion $512,978 for 200,000 curies of Cobalt to be delivered during the first quarter of 2011. This prepayment allowed the Company to receive a discount on the price of the Cobalt, which was delivered on January 4, 2011. In June, 2011, the Company installed an additional 300,000 curies of Cobalt purchased from Nordion at a cost of $795,000 plus delivery and installation costs.

Item  2 Description of Properties

The Company’s irradiation facility and executive office are located on an approximately 2.17 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between Central Florida near the major interstate systems. The Company’s irradiation facility and executive office comprise approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company’s facility is designed to operate 24 hours per day, seven days per week. As of December 31, 2011, the Company had in use approximately 1,300,000 curies of Cobalt 60. The facility is licensed for a maximum of 4,500,000 curies of Cobalt 60 which allows production to be increased significantly, if needed.

The Company has an approximately 8,000 square foot warehouse on 2.17 acres of Company-owned land adjacent to the processing facility.

Item 3 Legal Proceedings

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Part II

Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the NASDAQ Small Cap market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, markdown, or commissions and do not necessarily represent actual transactions.

Bid Prices

	2011		2010
	High	Low	High	Low
First Quarter	$4.98	$3.60	$2.90	$1.68
Second Quarter	6.50	4.15	2.48	2.00
Third Quarter	7.93	4.27	2.67	1.97
Fourth Quarter	7.40	5.13	3.98	2.60

(b)	As of March 6, 2012, there were approximately 254 record holders and approximately 2,000 beneficial owners of our common stock.

(c)	The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

(d)	Our major stockholder may, in the future, have significant influence over all matters admitted to a stockholder vote, which could limit the ability of other shareholders to influence corporate activities and may adversely affect the market price of our stock.

Item  6 Selected Financial Data

Not applicable.

Item 7 Management’s Discussion and Analysis

Plan of Operations

Food Technology Service, Inc. had revenue of $3,744,546 in 2011 which is a 24.4 percent increase over 2010 revenue of $3,010,320. The Company had net income of $909,502 or $0.328 per share in 2011 compared to $1,137,446 or $0.413 per share in 2010. This is a decrease of approximately 20.0 percent and is a result of accounting requirements for the deferred tax asset. The Company has periodically increased the estimated benefit of its deferred tax asset with the most recent adjustment being in 2010. Such adjustments can make comparisons to prior year operations difficult. To facilitate such comparisons, the Company had income before taxes of $1,429,602 in 2011 compared to income before taxes of $1,094,946 in 2010. This is an increase of approximately 30.6 percent. It should be noted that the Company anticipates using the entire deferred tax asset and that the valuation allowance is not expected to be further adjusted. The Company will continue to show a charge for income taxes which will be a non-cash transaction until the deferred tax asset is exhausted.

Part II

Revenue for the fourth quarter of 2011 was $962,297 compared to $771,991 during the same period in 2010. This is an increase of about 24.7 percent.

Management attributes revenue growth in 2011 to a large customer. That customer has a long relationship with the Company and their needs are sporadic and their volumes are large. Although described in earlier filings as an intermittent customer, the customer has indicated they intend to use the Company at least through mid-2013.

During 2011, processing costs as a percentage of revenue were 17.7 percent compared to 18.8 percent in 2010. This decrease was not significant and reflects the fact that such costs are relatively fixed and decreased due to the increase in revenue. General administrative and development costs as a percentage of revenue during 2011 were 31.2 percent compared to 32.7 percent in 2010. Again, this change reflects the relatively fixed nature of these costs and the increased revenue.

In order to comply with FASB ASC 718, the Company continues to report the value of stock-options granted as an item of expense. These options have been issued to Company employees and Board members and are valued using the Black-Scholes pricing method. This action increased expenses in 2011 by $48,646.

Liquidity and Capital Resources

At December 31, 2011, the Company had cash on hand of $2,000,367.

On July 7, 2010, the Company entered into an agreement with a Regions Bank to establish an irrevocable standby letter of credit of $600,000, to satisfy State of Florida requirements for a Radioactive Materials License. The letter of credit will be automatically extended for an additional year or any further expiration date unless the bank provides a 120 day written notice to the Company. The letter of credit is collateralized by the Company’s real property and a $150,000 CD with Regions Bank to continue securing the Letter of Credit.

Additionally, On October 8, 2010, the Company entered into an agreement with a Regions Bank to provide for a line of credit of $400,000, bearing an interest rate of prime plus 1.35%, repayable in full on or before October 8, 2013. As of December 31, 2011 the Company did not draw on this line of credit.

Management will continue to closely monitor cash balances to ensure that the Company has sufficient cash on hand to meet its operating needs. Management believes that the Company has sufficient liquidity to meet our working capital and capital expenditure requirements for the next twelve months.

Part II

Item 8 Financial Statements and Supplementary Data

Reference is made to the Company’s Financial Statements included herewith.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer who also acts as the Company’s Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework as well as the results of an independent internal control review completed by an outside registered public accounting firm. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part III

Item 10 Directors, Executive Officers, and Corporate Governance

Reference is made to the Company’s Proxy Statement to be used in conjunction with the 2012 Annual Shareholders Meeting scheduled to be held on May 18, 2012.

Item 11 Executive Compensation

Reference is made to the Company’s Proxy Statement to be used in conjunction with the 2012 Annual Shareholders Meeting scheduled to be held on May 18, 2012.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Proxy Statement to be used in conjunction with the 2012 Annual Shareholders Meeting scheduled to be held on May 18, 2012.

Item 13 Certain Relationships and Related Transactions and Director Independence

See Item 1 Business—“Relationship with Nordion.”

Item 14 Principle Accounting Fees and Services

Reference is made to the Company’s Proxy Statement to be used in conjunction with the 2012 Annual Shareholders Meeting scheduled to be held on May 18, 2012.

Part IV

Item 15 Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

(a) Financial Statements

(b) Exhibits

No.	Description

(1)	Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company’s Registration Statement on Form S-18 (File No. 33-36838-A).

(2)	By-Laws. Reference is made to Exhibit 3.2 included in the Company’s Registration Statement on Form S-18 (File No. 33-36838-A).

*(14)	Code of Ethics

**(31)	Certifications of Officers pursuant to Rule 13a-14(a)/15d-14(a)

**(32)	Certifications of Officers pursuant to Section 1350, of the Sarbanes—Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reference is made to Exhibit 14 included in the Company’s Form 10-KSB Report filed for the year ended December 31, 2003.
**	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOD TECHNOLOGY SERVICE, INC.

By:	/s/ Richard G. Hunter, Ph.D.
Richard G. Hunter, Ph.D.
Chief Executive Officer and
Chief Financial Officer

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard G. Hunter, Ph.D.	Director	March 28, 2012
Richard G. Hunter, Ph.D.	Chief Executive Officer and Chief Financial Officer

/s/ Douglas Bell	Director	March 28, 2012
Douglas Bell

/s/ Gary Lifshin	Director	March 28, 2012
Gary Lifshin

/s/ David Nicholds	Director	March 28, 2012
David Nicholds

/s/ John T. Sinnott	Director	March 28, 2012
John T. Sinnott, M.D., F.A.C.P

/s/ Ronald Thomas	Director	March 28, 2012
Ronald Thomas, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Food Technology Service, Inc.

We have audited the accompanying balance sheets of Food Technology Service, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH & GONZALEZ, P.A.

Tampa, Florida

March 20, 2012

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$2,000,367	$1,294,540
Accounts Receivable, Less Allowance for Doubtful Accounts of $5,000	511,448	354,489
Prepaid Expenses	28,467	24,856
Deferred Tax Asset	651,000	369,200

Total Current Assets	3,191,282	2,043,085

Property, Plant and Equipment:
Buildings	3,443,723	3,282,029
Cobalt	5,900,977	4,486,283
Furniture and Equipment	2,076,481	1,981,525
Land	171,654	171,654
Less: Accumulated Depreciation	(6,830,734)	(6,366,316)

Total Property, Plant and Equipment	4,762,101	3,555,175

Other Assets:
Deferred Tax Asset	185,400	987,300
Utility Deposits	5,000	5,000
Prepaid Cobalt	—	512,978
Loan Fees—Net	7,046	14,955

Total Other Assets	197,446	1,520,233

Total Assets	$8,150,829	$7,118,493

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$32,002	$9,783
Accrued Liabilities	68,242	16,273

Total Current Liabilities	100,244	26,056

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,805,172 and 2,756,458, respectively	28,051	27,564
Paid-In Capital	12,275,218	12,227,059
Deficit	(4,234,193)	(5,143,695)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	8,050,585	7,092,437

Total Liabilities and Stockholders’ Equity	$8,150,829	$7,118,493

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
Net Revenues	$3,744,546	$3,010,320

Costs and Operating Expenses
Processing Costs	662,890	565,630
Selling, General and Administrative	1,168,248	983,841
Depreciation and Amortization	484,545	368,591
Interest Expense	253	6

Total Costs and Operating Expenses	2,315,936	1,918,068

Income from Operations	1,428,610	1,092,252
Interest Income	992	2,694

Income before Income Taxes	1,429,602	1,094,946
Income Tax (Expense) Benefit—Deferred	(520,100)	42,500

Net Income	$909,502	$1,137,446

Net Income Per Common Share
-Basic	$0.328	$0.413
-Diluted	$0.312	$0.379
Weighted Average Number of Common Shares Used in Computation
-Basic	2,776,660	2,756,458
-Diluted	2,916,160	2,998,458

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-In Capital	Deficit	Treasury Stock
Balance, December 31, 2009	$27,564	$12,186,827	$(6,281,141)	$(18,491)
Stock Option Expense	—	40,232	—	—
Net Income	—	—	1,137,446	—

Balance, December 31, 2010	27,564	12,227,059	(5,143,695)	(18,491)
Exercise of Stock Options	487	(487)	—	—
Share-Based Compensation	—	48,646	—	—
Net Income	—	—	909,502	—

Balance, December 31, 2011	$28,051	$12,275,218	$(4,234,193)	$(18,491)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash Flows from Operations:
Cash Received from Customers	$3,587,587	$2,869,583
Interest Received	992	2,694
Interest Paid	(253)	(6)
Cash Paid for Operating Expenses	(1,711,915)	(1,512,788)

Net Cash Provided by Operations	1,876,411	1,359,483
Cash Flows from Investing Activities:
Letter of Credit Costs	(12,218)	(22,754)
Prepaid Cobalt	—	(512,978)
Purchase of Cobalt, Delivery & Installation	(901,716)	(57,782)
Purchase of Equipment	(94,956)	(81,740)
Building Renovation	(161,694)	—

Net Cash (Used) by Investing	(1,170,584)	(675,254)
Net Increase in Cash	705,827	684,229
Cash at Beginning of Period	1,294,540	610,311

Cash at End of Period	$2,000,367	$1,294,540

Reconciliation of Net Income to Net Cash Provided by Operations:
Net Income	$909,502	$1,137,446
Adjustments to Reconcile Net Income to Cash Provided or Used:
Amortization	20,127	7,799
Deferred Income Tax	520,100	(42,500)
Depreciation	464,418	360,792
Share-Based Compensation	48,646	40,232
(Increase)/Decrease in Receivables	(156,959)	(140,737)
(Increase)/Decrease in Prepaid Expenses	(3,611)	6,951
Increase/(Decrease) in Payables	22,219	(5,802)
Increase/(Decrease) in Accruals	51,969	(4,698)

Net Cash Provided by Operations	$1,876,411	$1,359,483

Non-cash Financing Transactions:
Common Stock Issued Pursuant to Exercised Stock Options	$308,956	—
Prepaid Cobalt Placed in Service	$512,978	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note A—Summary of Significant Accounting Policies

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

4. Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are customer obligations arising from the sale of services and are due under normal trade terms requiring payment within 30 days from the invoice date. Accounts over ninety days are monitored closely by Management and delinquencies are determined based on payment history, aging analysis and any specific known troubled assets. Receivables are charged off to the allowance for doubtful accounts once Management determines that they are uncollectible.

5. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Assets other than Cobalt have been depreciated using the straight-line method over the following lives for both financial statement and tax purposes:

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

Building	31.5-39 Years
Furniture and Equipment	5-15 Years

The total cost basis of Cobalt has been depreciated using engineering estimates from published tables under which one-half of the remaining value is written off over 5.26 year periods.

Estimated useful lives are periodically reviewed and if warranted, changes will be made resulting in acceleration of depreciation.

Nordion is the Company’s supplier of Cobalt 60. When Cobalt is purchased, Nordion agrees to accept the return of all Cobalt 60 that has reached the end of its useful life for a fee. The Company’s facility has the capacity to store the Cobalt 60 and there is no regulatory or industry requirement stating when the Cobalt needs to be returned. Management periodically reviews the value of the Cobalt 60 and has determined an environmental remediation liability is not necessary since the value of the Cobalt 60 exceeds the disposal costs.

6. Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

7. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company had no uninsured cash balances at December 31, 2011 and 2010.

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

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

10. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note H—Stock Options) Compensation cost under the plans is recognized using the fair value recognition provisions of FASB ASC 718. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.

11. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the years ended December 31, 2011 and 2010 was $4,713 and $8,377, respectively.

12. Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note B—Certificate of Deposit

As of January 2011 the certificate of deposit was not renewed.

Note C—Loan Fees

During the first quarter of 2011 renewal fees in the amount of $12,219 were incurred in connection with the Regions letter of credit (See Note E—Letter and Line of Credit) for a total of $34,973. These fees were amortized based on the life of the loans. Amortization expense for the years ended December 31, 2011 and 2010 was $20,127 and $7,799, respectively.

Note D—Prepaid Cobalt

In November 2010 the Company paid $512,978 to Nordion (See Note I—Related Party Transactions) for the delivery of 200,000 curies of Cobalt in early 2011. The delivery was received and placed in service in January 2011.

Note E—Letter and Line of Credit

The Company no longer uses Nordion to guarantee a $600,000 letter of credit required by the State of Florida as a condition of the Company’s Radioactive Materials License. In July, 2010, the Company obtained an irrevocable standby letter of credit of $600,000 through Regions Bank to satisfy State of Florida requirements. The letter of credit will be automatically extended for an additional year unless the bank provides a 120 day written notice to the Company. The letter of credit is collateralized by the Company’s real property and has an annual fee of $12,219. Subsequent to December 31, 2011, the Company extended the letter of credit and it is now collateralized by the Company’s real estate and a certificate of deposit (See Note L—Subsequent Events).

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real property and incurs interest at prime plus 1.35%. As of December 31, 2011 the Company has not used the line of credit. Subsequent to December 31, 2011, the Company renewed the line of credit and it is now secured by the Company’s real estate and a certificate of deposit (See Note L—Subsequent Events).

Note F—Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Years Ended December 31,
	2011	2010
Current
Federal	$—	$—
State	—	—

	—	—
Deferred-Benefit
Federal	444,100	(36,300)
State	76,000	(6,200)

	520,100	(42,500)

Total Income Tax Expense /(Benefit)	$520,100	$(42,500)

Income taxes for the years ended December 31, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

	Years Ended December 31,
	2011	2010
Expected Provision At US Statutory Rate	$486,100	$372,300
State Income Tax Net Of Federal Benefit	51,900	39,700
Nondeductible Expenses	6,500	2,300
Change In Estimates And Available NOL Carryforwards	1,100	59,700
Change In Valuation Allowance	(25,500)	(516,500)

Income Tax Expense /(Benefit)	$520,100	$(42,500)

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The Company’s NOL carryforward is as follows:

	As of December 31,
	2011	2010
NOL Carryforward—Beginning Of Year	3,672,530	4,933,066
Less Used	(1,600,605)	(1,099,151)
Less Expired	—	(161,385)

NOL Carryfoward—End Of Year	2,071,925	3,672,530

The components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2011	2010
Nol Carryforward	$779,700	$1,382,000
Accrued Salary	17,700	—
Stock Options	39,000	—
Less: Valuation Allowance	—	(25,500)

Net Deferred Tax Asset	$836,400	$1,356,500

Current Portion	$651,000	$369,200
Noncurrent Portion	185,400	987,300

Total Net Deferred Tax Asset	$836,400	$1,356,500

The change in the valuation allowance is as follows:

December 31, 2010	(25,500)
December 31, 2011	—

Change In Valuation Allowance	25,500

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

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

The Company’s tax years 2008 through 2010 remain open to examination by taxing jurisdictions.

Note G—Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if a six month notice is received before the President leaves. As of December 31, 2011 an accrual of $47,000 is recorded in relation to the resignation clause.

Note H- Stock Options

On February 9, 1999 the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares. Options outstanding under this plan for the years ended December 31, 2011 and 2010 are 21,500 and 31,500, respectively.

No further options are being issued under the 1999 Plan.

On June 23, 2000 the Stockholders approved the 2000 Incentive and Non-Statutory Stock Option Plan (the “2000 Plan”).

The 2000 Plan is administered by the Board of Directors who is authorized to grant incentive stock options (“ISO’s”) to Officers and employees of the Company and non-qualified options (“NQO’s”) for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company’s Stock that may be issued under the 2000 Plan is 125,000 shares. Options outstanding under this plan for the years ended December 31, 2011 and 2010 are 20,000 and 122,500, respectively.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

A summary of the status of the Company’s stock options is as follows:

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding At December 31, 2009	242,250	$2.53
Granted	11,500	$2.15
Exercised	—	—
Expired/Forfeited	(11,750)	$4.11

Outstanding At December 31, 2010	242,000	$2.43	3.01
Granted	10,000	$4.85
Exercised	(101,500)	$3.24
Expired/Forfeited	(11,000)	$3.30

Outstanding At December 31, 2011	139,500	$1.95	4.02

Vested/Exercisable At December 31, 2011	111,500	$1.70	3.51

A summary of the status of the Company’s nonvested stock options is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested, At December 31, 2009	101,500	$0.58
Granted	11,500	$3.25
Vested	(48,500)	$1.27

Nonvested, At December 31, 2010	64,500	$0.58
Granted	10,000	$3.25
Vested	(46,500)	$1.27

Nonvested, At December 31, 2011	28,000	$0.41

Expired/Forfeited During 2011	11,000	$0.84

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

	Years Ended December 31,
	2011	2010
Risk Free Interest Rate	0.83% - 2.24%	1.27% - 2.60%
Expected Volatility	80.03% - 84.66%	85.47% - 86.66%
Expected Life	5 years	5 years
Dividend Yield	0%	0%

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

During 2011, 101,500 stock options were exercised under a cashless program resulting in the issuance of 48,714 shares.

The Company recognized $48,646 and $40,232 stock-based compensation expense for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, there was $20,106 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 1.42 years.

Note I—Related Party Transactions

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

Note J—Earnings Per Share

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

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	For the Years Ended December 31,
	2011	2010
Numerator:
Net Income	$909,502	$1,137,446

Denominator:
Wtd. Avg. Common Shares Outstanding	2,776,660	2,756,458
Dilutive Effect Of Stock Options	139,500	242,000

Wtd. Avg. Common Shares Outstanding, Assuming Dilution	2,916,160	2,998,458

For the years ended December 31, 2011 and 2010 there were no out of the money options to exclude from the computation of diluted EPS.

Note K—Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 66% and 59% of revenues for the years ended December 31, 2011 and 2010, respectively.

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

Note L—Subsequent Events

As disclosed in Note E—Letter and Line of Credit, the Company has a $600,000 letter of credit and a separate $400,000 line of credit. Both the letter and the line of credit are collateralized by the Company’s real property. Subsequent to December 31, 2011, the Company extended the letter of credit and renewed the line of credit. Due to the general decline in real estate values, the bank has required the Company to either have the real estate appraised to verify the value is sufficient to guarantee the $600,000 letter of credit or purchase a certificate of deposit in the amount of $150,000. The Company chose to purchase the certificate of deposit to collateralize the letter and line of credit.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

In March, 2012 the Company entered into an agreement with Nordion for the purchase and installation of 300,000 curies of Cobalt at an estimated cost of $800,000. This Cobalt will be installed during the third quarter of 2012.

In March, 2012 the Company entered into an agreement with Nordion for the replacement of the Programmable Logic Control (PLC) system at an estimated cost of $800,000. This is the last part of a multi-year project intended to maintain the facility in good and reliable condition. The PLC replacement will take place in two phases and is expected to be substantially completed by the end of 2012.