Form 10-Q
period 2012-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2012-05-15
CIK 868267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 2,810,377 shares of the Registrant’s common stock, $.01 par value per share, issued and outstanding as of May 7, 2012.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$2,394,911	$2,000,367
Accounts Receivable, Less Allowance for Doubtful Accounts of $5,000	508,722	511,448
Prepaid Expenses	47,956	28,467
Deferred Tax Asset	606,200	651,000

Total Current Assets	3,557,789	3,191,282

Property, Plant and Equipment:
Buildings	3,467,738	3,443,723
Cobalt	5,900,977	5,900,977
Furniture and Equipment	2,077,332	2,076,481
Land	171,654	171,654
Less: Accumulated Depreciation	(6,956,790)	(6,830,734)

Total Property, Plant and Equipment	4,660,911	4,762,101

Other Assets:
Certificate of Deposit	150,000	—
Deferred Tax Asset	97,400	185,400
Utility Deposits	5,000	5,000
Loan Fees – Net	14,006	7,046

Total Other Assets	266,406	197,446

Total Assets	$8,485,106	$8,150,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$17,177	$32,002
Accrued Liabilities	100,547	68,242

Total Current Liabilities	117,724	100,244

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,822,661 and 2,805,172, respectively	28,226	28,051
Paid-In Capital	12,317,985	12,275,218
Deficit	(3,960,338)	(4,234,193)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	8,367,382	8,050,585

Total Liabilities and Stockholders’ Equity	$8,485,106	$8,150,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net Revenues	$1,050,616	$859,892

Costs and Operating Expenses
Processing Costs	166,120	133,820
Selling, General and Administrative	313,649	309,601
Depreciation and Amortization	131,364	112,106

Total Costs and Operating Expenses	611,133	555,527

Income from Operations	439,483	304,365
Interest Income	172	346

Income before Income Taxes	439,655	304,711
Income Tax (Expense) Benefit - Deferred	(165,800)	(90,400)

Net Income	$273,855	$214,311

Net Income Per Common Share
-Basic	$0.098	$0.078
-Diluted	$0.094	$0.071

Weighted Average Number of Common Shares Used in Computation
-Basic	2,807,994	2,756,458
-Diluted	2,919,994	2,998,458

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash Received from Customers	$1,053,342	$802,160
Interest Received	172	346
Interest Paid	(398)	—
Cash Paid for Operating Expenses	(471,438)	(383,477)

Net Cash Provided by Operations	581,678	419,029

Cash Flows from Investing Activities:
Purchase of Certificate of Deposit	(150,000)
Letter of Credit Costs	(12,268)	(12,219)
Purchase of Cobalt, Delivery & Installation	—	(40,445)
Purchase of Equipment	(851)	(10,964)
Warehouse Renovation	(24,015)	—

Net Cash (Used) by Investing	(187,134)	(63,638)

Net Increase in Cash	394,544	355,401
Cash at Beginning of Period	2,000,367	1,294,540

Cash at End of Period	$2,394,911	$1,649,941

Reconciliation of Net Income to Net Cash Provided by Operations:

Net Income	$273,855	$214,311

Adjustments to Reconcile Net Income to Cash Provided or Used:
Amortization	5,308	6,803
Deferred Income Tax	132,800	90,400
Excess Tax Benefit From Share Based Compensation	33,000	—
Depreciation	126,056	105,304
Share-Based Compensation	9,942	10,244
(Increase)/Decrease in Receivables	2,726	(57,732)
(Increase)/Decrease in Prepaid Expenses	(19,489)	(24,099)
Increase/(Decrease) in Payables	(14,825)	3,165
Increase/(Decrease) in Accruals	32,305	70,633

Net Cash Provided by Operations	$581,678	$419,029

Non-cash Financing Transactions:
Fair Value of Common Stock Issued Pursuant to Exercised Stock Options	$119,925	—
Prepaid Cobalt Placed in Service	—	$512,978

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Note A - Basis of Presentation

The accompanying financial statements of Food Technology Service, Inc. (the Company,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2012, and the results of operations and cash flows for the interim periods presented. Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Building	31.5-40 Years
Furniture and Equipment	5-15 Years

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

In March, 2012 the Company entered into an agreement with Nordion to purchase an additional 300,000 curies of Cobalt at a cost of approximately $840,000 plus installation in order to accommodate increasing demand and normal Cobalt loss of strength over time. Installation is expected during the third quarter of 2012.

6. Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

7. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company had no uninsured cash balances at March 31, 2012 and December 31, 2011.

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

10. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note H - Stock Options) Compensation cost under the plans is recognized using the fair value recognition provisions of FASB ASC 718. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model.

11. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the years ended March 31, 2012 and 2011 was $1,308 and $3,072, respectively.

12. Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note C - Certificate of Deposit

Certificate of deposit totaling $150,000 bears interest of .15% that compounds quarterly and matures on June 23, 2013 with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

Note D - Loan Fees

During the first quarter of 2012 renewal fees in the amount of $12,269 were incurred in connection with the Regions letter of credit (See Note E - Letter and Line of Credit). As of March 31, 2012 and December 31, 2011, total loan fees were $20,856 and $34,972 respectively. These fees were amortized based on the life of the loans and written off upon completion. Amortization expense of for the three months ended March 31, 2012 and 2011 was $5,308 and $6,803, respectively.

Note E - Letter and Line of Credit

The State of Florida requires as a condition of the Company’s Radioactive Materials License a $600,000 irrevocable standby letter of credit. On February 24, 2012 the Company renewed the $600,000 letter of credit with Regions Bank to satisfy the State of Florida requirements. The letter of credit expires on February 24, 2013, has an annual fee of $12,269 and is collateralized by the Company’s real estate and a $150,000 certificate of deposit.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real estate and incurs interest at prime plus 1.35%. As of March 31, 2012 the Company has not used the line of credit.

Note F - Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Three Months Ended March 31,
	2012	2011
Current
Federal	$—	$—
State	—	—

	—	—

Deferred-Benefit
Federal	141,600	77,200
State	24,200	13,200

	165,800	90,400

Total Income Tax Expense /(Benefit)	$165,800	$90,400

Income taxes for the three and nine months ended September 30, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

	Three Months Ended March 31,
	2012	2011
Expected Provision At US Statutory Rate	$149,500	$103,600
State Income Tax Net Of Federal Benefit	16,000	11,100
Nondeductible Expenses	300	200
Change In Estimates And Available NOL Carryforwards	—	1,000
Change In Valuation Allowance	—	(25,500)

Income Tax Expense / (Benefit)	$165,800	$90,400

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The Company’s NOL carryforward is as follows:

	March 31, 2012	December 31, 2011
NOL carryforward - Beginning of period	$2,071,925	$3,672,530
Less used	(330,485)	(1,600,605)
Less expired	—	—

NOL carryfoward - End of period	$1,741,440	$2,071,925

The components of the Company’s deferred tax assets are as follows:

	March 31, 2012	December 31, 2011
NOL Carryforward	$655,300	$779,700
Accrued Salary	17,700	17,700
Stock Options	30,600	39,000

Net Deferred Tax Asset	$703,600	$836,400

Current Portion	$606,200	$651,000
Noncurrent Portion	97,400	185,400

Total Net Deferred Tax Asset	$703,600	$836,400

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance has been established to eliminate the net deferred tax benefit due to uncertainty as to whether the tax benefits would ever be realized. During 2011, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company’s revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize all of the Company’s deferred asset. As of March 31, 2012 no further changes to the valuation allowance have been made.

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

The Company’s tax years 2009 through 2011 remain open to examination by taxing jurisdictions.

Note G - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if a six month notice is received before the President leaves. As of March 31, 2012 an accrual of $47,000 is recorded in relation to the resignation clause.

Note H - Stock Options

On February 9, 1999 the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares. Options outstanding under this plan for the three months ended March 31, 2012 and 2011 are 17,000 and 31,500, respectively.

No further options are being issued under the 1999 Plan.

On June 23, 2000 the Stockholders approved the 2000 Incentive and Non-Statutory Stock Option Plan (the “2000 Plan”).

The 2000 Plan was administered by the Board of Directors who was authorized to grant incentive stock options (“ISO’s”) to Officers and employees of the Company and non-qualified options (“NQO’s”) for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company’s Stock that may be issued under the 2000 Plan is 125,000 shares. Options outstanding under this plan for the three months ended March 31, 2012 and 2011 are none and 120,000, respectively.

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

On May 14, 2009 the Stockholders approved the 2009 Incentive and Non-Statutory Stock Option Plan (the “2009 Plan”).

The 2009 Plan is administered by the Board of Directors who is authorized to grant incentive stock options (“ISO’s”) to Officers and employees of the Company and non-qualified options (“NQO’s”) for certain other individuals providing services to or serving as Directors of the Company

The maximum number of shares of the Company’s Stock that may be issued under the 2009 Plan is 125,000 shares. Options granted and outstanding under this plan are as follows:

Year	Granted	Outstanding
2009	11,500	10,000
2010	11,500	10,000
2011	10,000	10,000

	33,000	30,000

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

In 2003 and 2008 the company reached the maximum number of stock options allowed to be issued under the respective current stock option plan. The company therefore issued 65,000 stock options outside of aforementioned plans. Options outstanding outside a specific plan for the three months ended March 31, 2012 and 2011 are 65,000 and 65,000, respectively.

A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding At December 31, 2011	139,500	$1.95	4.02
Granted	—	—
Exercised	(27,500)	$2.48
Expired/Forfeited	—	—

Outstanding At March 31, 2012	112,000	$1.82	4.61

Vested/Exercisable At March 31, 2012	88,000	$1.50	4.02

A summary of the status of the Company’s nonvested stock options is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested, At December 31, 2011	28,000	$0.41
Granted	—	—
Vested	(4,000)	$1.18

Nonvested, At March 31, 2012	24,000	$0.28

Expired/Forfeited During Period	—	—

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Risk Free Interest Rate	1.04%	2.24%
Expected Volatility	80.06%	85%
Expected Life	5 years	5 years
Dividend Yield	0%	0%

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

For the three months ended March 31, 2012, 27,500 stock options were exercised under a cashless program resulting in the issuance of 17,489 shares.

The Company recognized $9,942 and $10,244 stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $10,164 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 1.52 years.

Note I - Related Party Transactions

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

Note J - Earnings Per Share

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income	$273,855	$214,311

Denominator:
Wtd. Avg. Common Shares Outstanding	2,807,994	2,756,458
Dilutive Effect Of Stock Options	112,000	242,000

Wtd. Avg. Common Shares Outstanding, Assuming Dilution	2,919,994	2,998,458

For the three months ended March 31, 2012 and 2011 there were no out of the money options to exclude from the computation of diluted EPS.

Note K - Concentration and Credit Risk

Although the Company continues to diversify its customer base, three customers accounted for approximately 69% and 63% of revenues for the three months ended March 31, 2012 and 2011, respectively.

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

Note L - Subsequent Events

We have evaluated subsequent events for recognition or disclosure in these financial statements through the date of issuance, and determined there are no material transactions to recognize or disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Food Technology Service, Inc. had revenues of $1,056,616 during the first quarter of 2012 compared to revenues of $859,892 for the same period in 2011. This is an increase of approximately 22.2 percent. The Company had income before taxes during the first quarter of 2012 of $439,655 compared to income before taxes of $304,711 during the first quarter of 2011. This is an increase of approximately 44.3 percent. The Company’s statement of operations reflects non-cash deferred income tax expense for the first quarter of 2012 in the amount of $165,800. This resulted in net income during the first quarter of 2012 of $273,855 versus net income of $214,311 during the same period in 2011, an increase of approximately 27.8 percent.

Management attributes increased revenue to continued growth in demand for packaging sterilization.

During the first quarter of 2012, processing costs as a percentage of sales when compared to the first quarter of 2011 remained relatively constant at approximately 15.8 percent. These costs are relatively fixed. General, administrative and development costs as a percentage of sales during the first quarter of 2012 were 29.9 percent compared to 36 percent in the first quarter of 2011. Again these costs are relatively fixed and the decrease results primarily from costs incurred in connection with the installation of Cobalt during the first quarter of 2011.

In March, 2012 the Company entered into an agreement with Nordion for the replacement of the Programmable Logic Control (PLC) system at an estimated cost of $800,000. This is the last part of a multi-year project intended to maintain the facility in good and reliable condition. The PLC replacement will take place in two phases and is expected to be substantially completed by the end of 2012.

In March, 2012 the Company entered into an agreement with Nordion to purchase an additional 300,000 curies of Cobalt at a cost of approximately $840,000 plus installation in order to accommodate increasing demand and normal Cobalt loss of strength over time. Installation is expected during the third quarter of 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management believes that as of March 31, 2012, the Company’s internal controls over financial reporting is effective.

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

Date: May 14, 2012