Form 10-Q
period 2012-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2012-08-13
CIK 868267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 2,827,980 shares of the Registrant’s common stock, $.01 par value per share, issued and outstanding as of August 8, 2012.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of June 30,	As of December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,925,152	$2,000,367
Accounts Receivable, Less Allowance for
Doubtful Accounts of $5,000	414,632	511,448
Prepaid Expenses	57,129	28,467
Deferred Tax Asset	504,300	651,000

Total Current Assets	3,901,213	3,191,282

Property, Plant and Equipment:
Buildings	3,488,668	3,443,723
Cobalt	5,900,977	5,900,977
Furniture and Equipment	2,096,487	2,076,481
Land	171,654	171,654
Less: Accumulated Depreciation	(7,080,574)	(6,830,734)

Total Property, Plant and Equipment	4,577,212	4,762,101

Other Assets:
Certificate of Deposit	150,055	—
Equipment Deposit	50,059	—
Deferred Tax Asset	48,000	185,400
Utility Deposits	5,000	5,000
Loan Fees – Net	10,735	7,046

Total Other Assets	263,849	197,446

Total Assets	$8,742,274	$8,150,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of June 30,	As of December 31,
	2012	2011
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,797	$32,002
Accrued Liabilities	88,463	68,242

Total Current Liabilities	99,260	100,244

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,827,042 and 2,805,172, respectively	28,269	28,051
Paid-In Capital	12,334,245	12,275,218
Deficit	(3,701,009)	(4,234,193)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	8,643,014	8,050,585

Total Liabilities and Stockholders’ Equity	$8,742,274	$8,150,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net Revenues	$1,019,823	$910,707

Costs and Operating Expenses
Processing Costs	165,729	156,052
Selling, General and Administrative	310,627	280,967
Depreciation and Amortization	127,055	109,941

Total Costs and Operating Expenses	603,411	546,960

Income from Operations	416,412	363,747
Interest Income	218	230

Income before Income Taxes	416,630	363,977
Income Tax (Expense) Benefit—Deferred	(157,300)	(137,900)

Net Income	$259,330	$226,077

Net Income Per Common Share
-Basic	$0.092	$0.082
-Diluted	$0.088	$0.075

Weighted Average Number of Common Shares
Used in Computation
-Basic	2,826,801	2,756,458
-Diluted	2,938,801	2,998,458

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net Revenues	$2,070,439	$1,770,599

Costs and Operating Expenses
Processing Costs	331,849	289,872
Selling, General and Administrative	624,277	590,568
Depreciation and Amortization	258,419	222,047

Total Costs and Operating Expenses	1,214,545	1,102,487

Income from Operations	855,894	668,112
Interest Income	390	576

Income before Income Taxes	856,284	668,688
Income Tax (Expense) Benefit—Deferred	(323,100)	(228,300)

Net Income	$533,184	$440,388

Net Income Per Common Share
-Basic	$0.189	$0.160
-Diluted	$0.182	$0.147

Weighted Average Number of Common Shares
Used in Computation
-Basic	2,815,327	2,756,458
-Diluted	2,927,327	2,998,458

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows from Operations:
Cash Received from Customers	$2,167,255	$1,715,648
Interest Received	390	576
Interest Paid	(400)	(253)
Cash Paid for Operating Expenses	(1,055,484)	(824,172)

Net Cash Provided by Operations	1,111,761	891,799

Cash Flows from Investing Activities:
Purchase of Certificate of Deposit	(150,055)	—
Letter of Credit Costs	(12,269)	(12,218)
Purchase of Cobalt, Delivery & Installation	—	(856,791)
Purchase of Equipment	(20,007)	(41,202)
Warehouse Renovation	(44,945)	—

Net Cash (Used) by Investing	(227,276)	(910,211)
Cash Flows from Financing Activities:
Excess Tax Benefit From Share Based Compensation	40,300	—

Net Increase in Cash	924,785	(18,412)
Cash at Beginning of Period	2,000,367	1,294,540

Cash at End of Period	$2,925,152	$1,276,128

Reconciliation of Net Income to Net Cash Provided by Operations:

Net Income	$533,184	$440,388

Adjustments to Reconcile Net Income to Cash Provided or Used:
Amortization	8,580	13,605
Deferred Income Tax	323,100	228,300
Excess Tax Benefit From Share Based Compensation	(40,300)	—
Depreciation	249,840	208,442
Share-Based Compensation	20,246	24,466
(Increase)/Decrease in Receivables	96,816	(54,951)
(Increase)/Decrease in Prepaid Expenses	(28,662)	(43,637)
(Increase)/Decrease in Equipment Deposit	(50,059)	—
Increase/(Decrease) in Payables	(21,205)	9,822
Increase/(Decrease) in Accruals	20,221	65,364

Net Cash Provided by Operations	$1,111,761	$891,799

Non-cash Financing Transactions:
Fair Value of Common Stock Issued Pursuant to Exercised Stock Options	$147,000	—
Prepaid Cobalt Placed in Service	—	$512,978

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

Note A—Basis of Presentation

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2012, and the results of operations and cash flows for the interim periods presented. Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

Note B – Business Description and Summary of Significant Accounting Policies

The Company was organized in December 1985 and is engaged in the business of operating a gamma irradiation facility using Cobalt 60 for the sterilization of medical, surgical, pharmaceutical and packaging materials. It also disinfects fruits, vegetables, oysters and meat products to enhance safety or eliminate insect pests.

1. Use of Estimates

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

2. Revenue Recognition

The primary source of revenue is from treating products with gamma radiation from Cobalt 60. Net Revenue is the gross income from such processing less allowances, if any. Revenues are recorded after the Company’s performance obligation is completed and product has been processed in accordance with the customer’s specifications and collection of the resulting receivable is probable.

3. Accounts Receivable and Allowances for Doubtful Accounts

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

JUNE 30, 2012

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

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company had no uninsured cash balances as of June 30, 2012 and December 31, 2011.

7. Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed by the weighted average number of common shares outstanding, plus the effect of common stock equivalents that are dilutive.

8. Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable and accrued liabilities approximate fair value.

9. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note H—Stock Options) Compensation cost under the plans is recognized using the fair value recognition provisions of FASB ASC 718. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model. FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as excess tax benefit from share based compensation on the statements of cash flows. The excess tax benefits from the expired options are recorded in additional paid-in capital and any tax benefits from stock options expired unexercised are offset to the extent of any remaining balance.

10. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the three months ended June 30, 2012 and 2011 were $1,345 and $1,435, respectively and for the six months ended June 30, 2012 and 2011 were $2,652 and $3,563, respectively.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

11. Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note C—Certificate of Deposit

Certificate of deposit totaling $150,055 bears interest of .15% that compounds quarterly and matures on June 23, 2013 with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

Note D—Loan Fees

During the first quarter of 2012 renewal fees in the amount of $12,269 were incurred in connection with the Regions letter of credit (See Note E—Letter and Line of Credit). As of June 30, 2012 and December 31, 2011, total loan fees were $20,856 and $34,972, respectively. These fees were amortized based on the life of the loans and written off upon completion. Amortization expense of for the three months ended June 30, 2012 and 2011 were $3,272 and $6,803, respectively and for the six months ended June 30, 2012 and 2011 were $8,580 and $13,605, respectively

Note E—Letter and Line of Credit

The State of Florida requires as a condition of the Company’s Radioactive Materials License a $600,000 irrevocable standby letter of credit. On February 24, 2012, the Company renewed the $600,000 letter of credit with Regions Bank to satisfy the State of Florida requirements. The letter of credit expires on February 24, 2013, has an annual fee of $12,269 and is collateralized by the Company’s real estate and a $150,055 certificate of deposit.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real estate and incurs interest at prime plus 1.35%. As of June 30, 2012, the Company has not used the line of credit.

Note F—Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—
Deferred-Benefit
Federal	134,300	117,700	275,900	194,900
State	23,000	20,200	47,200	33,400

	157,300	137,900	323,100	228,300

Total Income Tax Expense /(Benefit)	$157,300	$137,900	$323,100	$228,300

Income taxes differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected Provision At US Statutory Rate	$141,700	$123,800	$291,200	$227,400
State Income Tax Net Of Federal Benefit	15,100	13,200	31,100	24,300
Nondeductible Expenses	500	900	800	1,100
Change In Estimates And Available NOL Carryforwards	—	—	—	1,000
Change In Valuation Allowance	—	—	—	(25,500)

Income Tax Expense / (Benefit)	$157,300	$137,900	$323,100	$228,300

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The Company’s NOL carryforward is as follows:

	June 30, 2012	December 31, 2011
NOL carryforward - Beginning of period	$2,071,925	$3,672,530
Less used	(731,618)	(1,600,605)
Less expired	—	—

NOL carryfoward - End of period	$1,340,307	$2,071,925

The components of the Company’s deferred tax assets are as follows:

	June 30, 2012	December 31, 2011
NOL Carryforward	$504,300	$779,700
Accrued Liabilities	17,700	17,700
Stock Options	30,300	39,000

Net Deferred Tax Asset	$552,300	$836,400

Current Portion	$504,300	$651,000
Noncurrent Portion	48,000	185,400

Total Net Deferred Tax Asset	$552,300	$836,400

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance has been established to eliminate the net deferred tax benefit due to uncertainty as to whether the tax benefits would ever be realized. During 2011, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company’s revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize all of the Company’s deferred asset. As of June 30, 2012, no further changes to the valuation allowance have been made.

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

The Company’s tax years 2009 through 2011 remain open to examination by taxing jurisdictions.

Note G—Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if a six month notice is received before the President leaves. As of June 30, 2012, an accrual of $47,000 is recorded in relation to the resignation clause.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

Note H—Stock Options

On February 9, 1999, the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares. Options outstanding under this plan as of June 30, 2012 and 2011 are 8,500 and 21,500, respectively.

No further options are being issued under the 1999 Plan.

On June 23, 2000, the Stockholders approved the 2000 Incentive and Non-Statutory Stock Option Plan (the “2000 Plan”).

The 2000 Plan was administered by the Board of Directors who was authorized to grant incentive stock options (“ISO’s”) to Officers and employees of the Company and non-qualified options (“NQO’s”) for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company’s Stock that may be issued under the 2000 Plan is 125,000 shares. Options outstanding under this plan as of June 30, 2012 and 2011 are none and 120,000, respectively.

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

On May 14, 2009, the Stockholders approved the 2009 Incentive and Non-Statutory Stock Option Plan (the “2009 Plan”).

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

Year	Granted	Outstanding
Before 2011	23,000	18,500
2011	10,000	10,000
2012	10,000	10,000

	43,000	38,500

The aggregate fair market value (determined at the time an ISO is granted) of the Common Stock with respect to which ISO’s are exercisable for the first time by any person during any calendar year under the Plans shall not exceed $100,000.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

The ISO’s are exercisable 20% of the authorized amount immediately and 20% in each of the following four years. ISO’s granted to an optionee terminate 30 to 90 days after termination of employment or other relationship, except that ISO’s terminate the earlier of the expiration date of the option, or 90 to 180 days in the event of death and 180 days to one year in the event of disability.

In 2003 and 2008 the company reached the maximum number of stock options allowed to be issued under the respective current stock option plan. The company therefore issued 65,000 stock options outside of aforementioned plans. Options outstanding outside a specific plan as of June 30, 2012 and 2011 are 65,000 and 65,000, respectively.

A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding At December 31, 2011	139,500	$1.95	4.02
Granted	10,000	$6.26
Exercised	(34,500)	$2.45
Expired/Forfeited	(3,000)	$2.52

Outstanding At June 30, 2012	112,000	$2.16	4.33

Vested/Exercisable At June 30, 2012	88,000	$2.49	3.73

A summary of the status of the Company’s nonvested stock options is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested, At December 31, 2011	28,000	$0.41
Granted	10,000	$4.36
Vested	(14,000)	$3.45

Nonvested, At June 30, 2012	24,000	$0.28

Expired/Forfeited During Period	3,000	$1.16

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2012	2011
Risk Free Interest Rate	.75-1.04%	1.85-2.24%
Expected Volatility	80.06-80.13%	84.49-84.66%
Expected Life	5 years	5 years
Dividend Yield	0%	0%

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

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

For the three months ended June 30, 2012, 7,000 stock options were exercised under a cashless program resulting in the issuance of 4,381 shares and an excess tax benefit of $7,300. For the six months ended June 30, 2012, 34,500 stock options were exercised under a cashless program resulting in the issuance of 21,870 shares and an excess tax benefit of $40,300.

For the three months ended June 30, 2012, 3,000 unexercised expired stock options created a $1,200 tax benefit that has been charged against paid-in capital from excess tax benefits.

The Company recognized $10,304 and $14,222 stock-based compensation expense for the three months ended June 30, 2012 and 2011, respectively and $20,246 and $24,466 for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was $43,447 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 1.50 years.

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net Income	$259,330	$226,077	$533,184	$440,388

Denominator:
Wtd. Avg. Common Shares Outstanding	2,826,801	2,756,458	2,815,327	2,756,458
Dilutive Effect Of Stock Options	112,000	242,000	112,000	242,000

Wtd. Avg. Common Shares Outstanding, Assuming Dilution	2,938,801	2,998,458	2,927,327	2,998,458

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

For the three months and six months ended June 30, 2012 and 2011 there were no out of the money options to exclude from the computation of diluted EPS.

Note K—Commitments and Contingencies

In March 2012, the Company entered into an agreement with Nordion for the replacement of the Programmable Logic Control (PLC) system at an estimated cost of $800,000. This is the last part of a multi-year project intended to maintain the facility in good and reliable condition. The PLC replacement will take place in two phases and is expected to be substantially completed by the end of 2012. As of June 30, 2012, the company has paid $50,059 toward the completion of this project.

In March 2012, the Company entered into an agreement with Nordion to purchase an additional 300,000 curies of Cobalt at a cost of approximately $840,000 plus installation in order to accommodate increasing demand and normal Cobalt loss of strength over time. Installation is expected during the third quarter of 2012.

Note L—Concentration and Credit Risk

Although the Company continues to diversify its customer base it does a significant amount of its total business with the following customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer 1	31	42	31	44
Customer 2	29	19	31	16

Total	60%	61%	62%	60%

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

Note M—Subsequent Events

We have evaluated subsequent events for recognition or disclosure in these financial statements through the date of issuance, and determined there are no material transactions to recognize or disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Food Technology Service, Inc. had revenues of $1,019,823 during the second quarter of 2012 compared to revenues of $910,707 for the same period in 2011. This is an increase of approximately 12 percent. The Company had income before taxes during the second quarter of 2012 of $416,630 compared to income before taxes of $363,977 during the second quarter of 2011. This is an increase of approximately 14.5 percent. For the first half of 2012, the Company had revenues of $2,070,439 and income before taxes of $856,284. Revenues during the first half of 2011 were $1,770,599 and the Company had income before taxes of $668,688. Revenues increased by about 16.9 percent and income before taxes increased by approximately 28 percent in the first half of 2012 compared to the same period in 2011.

The Company’s statement of operations reflects non-cash deferred income tax expense for the second quarter of 2012 in the amount of $157,300. This resulted in net income during the second quarter of 2012 of $259,330 versus net income of $226,077 during the same period in 2011, an increase of 14.7 percent. Similarly, the Company’s statement of operations reflects non-cash deferred income tax expense for the first half of 2012 in the amount of $323,100. This resulted in net income of $533,184 during the first half of 2012 versus $440,388 during the same period of 2011. This is an increase of approximately 21.1 percent.

Management attributes increased revenue to continued growth in demand for packaging sterilization.

During the second quarter of 2012, processing costs as a percentage of sales were 16.3 percent compared to 17.1 percent during the second quarter of 2011. These costs are relatively fixed and the slight decrease in 2012 reflects the increase in revenue. General, administrative and development costs as a percentage of sales during the second quarter of 2012 were 30.5 percent. This compares to 30.8 percent in the second quarter of 2011. These costs are also relatively fixed and the decline in general, administrative and development expenses, as a percentage of sales, is due to the increased revenue.

During the first half of 2012, processing costs as a percentage of sales were 16 percent compared to 16.4 percent in the first half of 2011. Again, these costs are relatively fixed and decreased due to increased revenue. General, administrative and development costs as a percentage of sales were 30.2 percent during the first half of 2012. This compares to 33.3 percent during the first half of 2011. As previously mentioned, these costs are relatively fixed and the decline in general, administrative and development expenses, as a percentage of sales, is primarily due to increased revenue.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that as of June 30, 2012, the Company’s internal controls over financial reporting is effective.

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

Date: August 10, 2012