Form 10-Q
period 2012-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2012-11-14
CIK 868267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 2,830,297 shares of the Registrant’s common stock, $.01 par value per share, issued and outstanding as of October 25, 2012.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,201,706	$2,000,367
Certificate of Deposit, Restricted	150,112	—
Accounts Receivable, Less Allowance for Doubtful Accounts of $5,000	461,544	511,448
Prepaid Expenses	39,936	28,467
Deferred Tax Asset	377,100	651,000

Total Current Assets	3,230,398	3,191,282

Property, Plant and Equipment:
Buildings	3,488,668	3,443,723
Cobalt	6,799,382	5,900,977
Furniture and Equipment	2,096,487	2,076,481
Land	171,654	171,654
Less: Accumulated Depreciation	(7,230,634)	(6,830,734)

Total Property, Plant and Equipment	5,325,557	4,762,101

Other Assets:
Equipment Deposit	393,968	—
Deferred Tax Asset	51,700	185,400
Utility Deposits	5,000	5,000
Loan Fees – Net	7,463	7,046

Total Other Assets	458,131	197,446

Total Assets	$9,014,086	$8,150,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$24,058	$32,002
Accrued Liabilities	127,006	68,242

Total Current Liabilities	151,064	100,244

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,827,980 and 2,805,172, respectively	28,279	28,051
Paid-In Capital	12,347,756	12,275,218
Deficit	(3,494,522)	(4,234,193)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	8,863,022	8,050,585

Total Liabilities and Stockholders’ Equity	$9,014,086	$8,150,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net Revenues	$925,654	$1,011,650

Costs and Operating Expenses
Processing Costs	148,413	167,918
Selling, General and Administrative	292,442	294,703
Depreciation and Amortization	153,332	132,419

Total Costs and Operating Expenses	594,187	595,040

Income from Operations	331,467	416,610
Interest Income	220	215

Income before Income Taxes	331,687	416,825
Income Tax (Expense) Benefit - Deferred	(125,200)	(157,200)

Net Income	$206,487	$259,625

Net Income Per Common Share
-Basic	$0.073	$0.093
-Diluted	$0.070	$0.089

Weighted Average Number of Common Shares
Used in Computation
-Basic	2,827,042	2,787,182
-Diluted	2,937,542	2,926,682

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net Revenues	$2,996,094	$2,782,249

Costs and Operating Expenses
Processing Costs	480,263	457,790
Selling, General and Administrative	916,719	885,271
Depreciation and Amortization	411,751	354,467

Total Costs and Operating Expenses	1,808,733	1,697,528

Income from Operations	1,187,361	1,084,721
Interest Income	610	792

Income before Income Taxes	1,187,971	1,085,513
Income Tax (Expense) Benefit - Deferred	(448,300)	(385,500)

Net Income	$739,671	$700,013

Net Income Per Common Share
-Basic	$0.263	$0.253
-Diluted	$0.253	$0.241

Weighted Average Number of Common Shares
Used in Computation
-Basic	2,817,790	2,766,812
-Diluted	2,928,290	2,906,312

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows from Operations:
Cash Received from Customers	$3,045,998	$2,689,710
Interest Received	610	792
Interest Paid	(482)	(253)
Cash Paid for Operating Expenses	(1,367,082)	(1,235,486)

Net Cash Provided by Operations	1,679,044	1,454,763

Cash Flows from Investing Activities:
Certificate of Deposit	(150,112)	—
Letter of Credit Costs	(12,269)	(12,218)
Purchase of Cobalt, Delivery & Installation	(898,405)	(901,717)
Purchase of Equipment	(20,006)	(64,008)
Equipment Deposit	(393,968)	—
Warehouse Renovation	(44,945)	(73,814)

Net Cash (Used) by Investing	(1,519,705)	(1,051,757)

Cash Flows from Financing Activities:
Excess Tax Benefit From Share Based Compensation	42,000	—

Net Increase in Cash	201,339	403,006
Cash at Beginning of Period	2,000,367	1,294,540

Cash at End of Period	$2,201,706	$1,697,546

Reconciliation of Net Income to Net Cash Provided by Operations:

Net Income	$739,671	$700,013

Adjustments to Reconcile Net Income to Cash Provided or Used:
Amortization	11,851	16,867
Deferred Income Tax	448,300	385,500
Excess Tax Benefit From Share Based Compensation	(42,000)	—
Depreciation	399,900	337,601
Share-Based Compensation	32,067	38,572
(Increase)/Decrease in Receivables	49,904	(92,539)
(Increase)/Decrease in Other Receivables	—	(7,428)
(Increase)/Decrease in Prepaid Expenses	(11,469)	(31,230)
Increase/(Decrease) in Payables	(7,944)	18,893
Increase/(Decrease) in Accruals	58,764	88,514

Net Cash Provided by Operations	$1,679,044	$1,454,763

Non-cash Financing Transactions:
Fair Value of Common Stock Issued Pursuant to Exercised Stock Options	$153,315	$308,956

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2012, and the results of operations and cash flows for the interim periods presented. Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

Note B - Business Description and Summary of Significant Accounting Policies

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Estimated useful lives are periodically reviewed and if warranted, changes will be made accordingly.

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

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company’s uninsured balances totaled approximately $144,653 as of September 30, 2012 and none as of December 31, 2011.

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

10. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the three months ended September 30, 2012 and 2011 were $2,675 and $799, respectively and for the nine months ended September 30, 2012 and 2011 were $5,327 and $4,363 respectively.

11. Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note C - Certificate of Deposit

Certificate of deposit totaling $150,112 bears interest of .15% that compounds quarterly and matures on June 23, 2013 with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

Note D – Equipment Deposit

As of September 30, 2012 the company has paid $393,968 towards the replacement of the Programmable Logic Control (PLC) system expected to be placed in service by the end of the year. See Note L - Commitments and Contingencies for further details.

Note E - Loan Fees

During the first quarter of 2012, renewal fees in the amount of $12,269 were incurred in connection with the Regions letter of credit (See Note F - Letter and Line of Credit). As of September 30, 2012 and December 31, 2011, total loan fees were $20,856 and $34,972, respectively. These fees were amortized based on the life of the loans and written off upon completion. Amortization expense for the three months ended September 30, 2012 and 2011 were $3,272 and $3,261, respectively and for the nine months ended September 30, 2012 and 2011 were $11,851 and $16,867, respectively.

Note F - Letter and Line of Credit

The State of Florida requires as a condition of the Company’s Radioactive Materials License a $600,000 irrevocable standby letter of credit. On February 24, 2012, the Company renewed the $600,000 letter of credit with Regions Bank to satisfy the State of Florida requirements. The letter of credit expires on February 24, 2013, has an annual fee of $12,269 and is collateralized by the Company’s real estate and a $150,112 certificate of deposit.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real estate and incurs interest at prime plus 1.35%. As of September 30, 2012, the Company has not used the line of credit.

Note G - Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred-Benefit
Federal	106,900	134,200	382,800	329,200
State	18,300	23,000	65,500	56,300

	125,200	157,200	448,300	385,500

Total Income Tax Expense /(Benefit)	$125,200	$157,200	$448,300	$385,500

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Income taxes differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected Provision at US Statutory Rate	$112,800	$141,700	$403,900	$369,100
State Income Tax Net of Federal Benefit	12,000	15,100	43,200	39,400
Nondeductible Expenses	400	400	1,200	1,500
Change in Estimates and Available NOL Carryforwards	—	—	—	1,000
Change in Valuation Allowance	—	—	—	(25,500)

Income Tax Expense / (Benefit)	$125,200	$157,200	$448,300	$385,500

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The Company’s NOL carryforward is as follows:

	September 30, 2012	December 31, 2011
NOL Carryforward - Beginning of Period	$2,071,925	$3,672,530
Less Used	(1,069,871)	(1,600,605)
Less Expired	—	—

NOL Carryfoward - End of Period	$1,002,054	$2,071,925

The components of the Company’s deferred tax assets are as follows:

	September 30, 2012	December 31, 2011
NOL Carryforward	$377,100	$779,700
Accrued Liabilities	17,700	17,700
Stock Options	34,000	39,000

Net Deferred Tax Asset	$428,800	$836,400

Current Portion	$377,100	$651,000
Noncurrent Portion	51,700	185,400

Total Net Deferred Tax Asset	$428,800	$836,400

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

During 2011, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company’s revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize all of the Company’s deferred asset. As of September 30, 2012, no further changes to the valuation allowance have been made.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note H - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if a six month notice is received before the President leaves. As of September 30, 2012, an accrual of $47,000 is recorded in relation to the resignation clause.

Note I - Stock Options

On February 9, 1999, the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares. Options outstanding under this plan as of September 30, 2012 and 2011 are 8,500 and 21,500, respectively.

No further options are being issued under the 1999 Plan.

On September 23, 2000, the Stockholders approved the 2000 Incentive and Non-Statutory Stock Option Plan (the “2000 Plan”).

The 2000 Plan was administered by the Board of Directors who was authorized to grant incentive stock options (“ISO’s”) to Officers and employees of the Company and non-qualified options (“NQO’s”) for certain other individuals providing services to or serving as Directors of the Company.

The maximum number of shares of the Company’s Stock that may be issued under the 2000 Plan is 125,000 shares. Options outstanding under this plan as of September 30, 2012 and 2011 are none and 20,000, respectively.

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

Year	Granted	Outstanding
Before 2011	23,000	17,000
2011	10,000	10,000
2012	10,000	10,000

	43,000	37,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In 2003 and 2008 the company reached the maximum number of stock options allowed to be issued under the respective current stock option plan. The company therefore issued 65,000 stock options outside of aforementioned plans. Options outstanding outside a specific plan as of September 30, 2012 and 2011 are 65,000 and 65,000, respectively.

A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding At December 31, 2011	139,500	$1.95	4.02
Granted	10,000	$6.26
Exercised	(36,000)	$2.43
Expired/Forfeited	(3,000)	$2.52

Outstanding At September 30, 2012	110,500	$2.17	4.13

Vested/Exercisable At September 30, 2012	86,500	$2.50	3.54

A summary of the status of the Company’s nonvested stock options is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested, At December 31, 2011	28,000	$0.41
Granted	10,000	$4.36
Vested	(14,000)	$3.45

Nonvested, At September 30, 2012	24,000	$0.28

Expired/Forfeited During Period	3,000	$1.16

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2012	2011
Risk Free Interest Rate	0.62-1.04%	1.85-2.24%
Expected Volatility	80.06-80.25%	84.49-84.66%
Expected Life	5 years	5 years
Dividend Yield	0%	0%

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

For the three months ended September 30, 2012, 1,500 stock options were exercised under a cashless program resulting in the issuance of 938 shares and an excess tax benefit of $1,700. For the nine months ended September 30, 2012, 36,000 stock options were exercised under a cashless program resulting in the issuance of 22,808 shares and an excess tax benefit of $42,000.

For the three months ended September 30, 2012 there were no expired stock options. For the nine months ended September 30, 2012, 3,000 unexercised expired stock options created a $1,300 tax benefit that has been charged against paid-in capital from excess tax benefits.

The Company recognized $11,821 and $14,106 stock-based compensation expense for the three months ended September 30, 2012 and 2011, respectively and $32,067 and $38,572 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was $31,626 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 1.25 years.

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

The Company has recently purchased the following Cobalt from Nordion:

Year	Curies	Amount
2010	105,757	$81,740
2011	499,998	$1,414,694
2012	299,996	$898,405

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net Income	$206,487	$259,625	$739,671	$700,013

Denominator:
Wtd. Avg. Common Shares Outstanding	2,827,042	2,787,182	2,817,790	2,766,812
Dilutive Effect Of Stock Options	110,500	139,500	110,500	139,500

Wtd. Avg. Common Shares Outstanding, Assuming Dilution	2,937,542	2,926,682	2,928,290	2,906,312

For the three months and nine months ended September 30, 2012 and 2011, there were no out of the money options to exclude from the computation of diluted EPS.

Note L – Commitments and Contingencies

In March 2012, the Company entered into an agreement with Nordion for the replacement of the Programmable Logic Control (PLC) system at an estimated cost of $800,000. This is the last part of a multi-year project intended to maintain the facility in good and reliable condition. The PLC replacement will take place in two phases and is expected to be substantially completed by the end of 2012. As of September 30, 2012, the company has paid $393,968 toward the completion of this project.

Note M - Concentration and Credit Risk

Although the Company continues to diversify its customer base it does a significant amount of its total business with the following customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer 1	30	29	31	39
Customer 2	24	31	29	21

Total	54%	60%	60%	60%

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

Note N - Subsequent Events

We have evaluated subsequent events for recognition or disclosure in these financial statements through the date of issuance, and determined there are no material transactions to recognize or disclose.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Food Technology Service, Inc. had revenues of $925,654 during the third quarter of 2012 compared to revenues of $1,011,650 for the same period in 2011. This is a decrease of approximately 8.5 percent. The Company had income before taxes during the third quarter of 2012 of $331,687 compared to income before taxes of $416,825 during the third quarter of 2011. This is a decrease of approximately 20.4 percent. For the first nine months of 2012, the Company had revenues of $2,996,094 and income before taxes of $1,187,971. Revenues during the first nine months of 2011 were $2,782,249 and the Company had income before taxes of $1,085,513. Revenues increased by about 7.7 percent and income before taxes increased by approximately 9.4 percent in the nine months of 2012 compared to the same period in 2011.

The Company’s statement of operations reflects non-cash deferred income tax expense for the third quarter of 2012 in the amount of $125,200. This resulted in net income during the third quarter of 2012 of $206,487 versus net income of $259,625 during the same period in 2011, a decrease of 20.5 percent. Similarly, the Company’s statement of operations reflects non-cash deferred income tax expense for the first nine months of 2012 in the amount of $448,300. This resulted in net income of $739,671 during the first nine months of 2012 versus $700,013 during the same period of 2011. This is an increase of approximately 5.7 percent. Management attributes the decrease in revenue experienced in the third quarter to a lessened demand by a medical customer. Management believes this issue was largely confined to one month in the third quarter and does not represent a longer term decrease in their demand.

During the third quarter of 2012, processing costs as a percentage of sales were 16 percent compared to 16.6 percent during the third quarter of 2011. These costs are relatively fixed and the slight decrease in 2012 is not significant. General, administrative and development costs as a percentage of sales during the third quarter of 2012 were 31.6 percent. This compares to 29.1 percent in the third quarter of 2011. These costs are also relatively fixed and the increase in general, administrative and development expenses, as a percentage of sales, is due to the decrease in revenue in 2012.

During the first nine months of 2012, processing costs as a percentage of sales were 16 percent compared to 16.5 percent in the first nine months of 2011. Again, these costs are relatively fixed and the variation is not significant. General, administrative and development costs as a percentage of sales were 30.6 percent during the first none months of 2012. This compares to 31.8 percent during the first nine months of 2011. As previously mentioned, these costs are relatively fixed and the decline in general, administrative and development expenses, as a percentage of sales, is primarily due to increased revenue in 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management believes that as of September 30, 2012, the Company’s internal controls over financial reporting is effective.

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

Date: November 12, 2012