Form 10-K
period 2012-12-31
FOOD TECHNOLOGY SERVICE INC
filed 2013-03-29
CIK 868267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(863) 425-0039

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $19,286,824 based on the closing price for the registrant’s common stock reported by the NASDAQ Capital Market on that date. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2013, there were 2,835,451 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders is scheduled to be held in 2013, which will be filed within 120 days after December 31, 2012, to the extent indicated in Part III.

PART I

Item 1	Description of Business

Food Technology Service, Inc., (the “Company”) was organized as a Florida corporation on December 11, 1985. The Company owns and operates an irradiation facility located in Mulberry, Florida that uses gamma radiation to provide contract sterilization services to the medical device, packaging and food industries. The Company’s revenue for 2012 ($3,958,629) resulted primarily from the processing of medical items, packaging and food. The Company continues to diversify its customer base, however two customers accounted for approximately 59% of revenues in 2012.

During the past few years, the Company has aggressively pursued sterilization of medical devices to increase its customer base. Medical device manufacturing is expanding rapidly due to improvements in medical technology and an aging population structure in the U.S. The Company is certified to International Organization for Standardization (ISO) standards for radiation sterilization of medical devices, which is especially important for potential customers exporting medical products to the European Union and Canada. Medical device sterilization represented approximately 60% of revenues in 2012. The State of Florida is the second leading state in the U.S. for FDA registered medical device companies.

Various types of packaging that contact food are irradiated to facilitate aseptic processing. The volume of packaging irradiated by the Company increased in 2012 and accounted for approximately 29% of revenues.

Food irradiation is a proven technology that can prevent food-borne illness or prevent the spread of insect pests. The process is supported by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the World Health Organization, the American Medical Association, the American Dietetic Association and other governmental and scientific organizations. Food irradiation is a developing segment of the irradiation industry and the Company is well-positioned to take advantage of future growth in this area. Food irradiation was responsible for approximately 6% of revenues in 2012.

Although the Company focuses on medical sterilization, packaging and food irradiation, the Company has and will continue to take advantage of profitable opportunities to irradiate other products. Such items include cosmetic ingredients, horticultural items and consumer goods and accounted for approximately 5% of 2012 revenues.

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

Personnel

As of December 31, 2012, the Company had fifteen employees.

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

Plant Safety and Regulatory Matters

We use radioactive material that could be dangerous to human health and safety or to the environment. Although the radiation source does require special handling, necessary precautions are implemented in regulations and practiced daily at the Company. The Company’s irradiation processing activities do not produce harmful solid, liquid or gas effluents or pollutants. As a result of long experience in designing and operating similar types of irradiation facilities, the necessary precautions for worker safety in an irradiation facility are well regulated by the U.S. Nuclear Regulatory Commission through the Florida Department of Health. The Florida Department of Health licenses the facility and inspects it on a regular basis. The facility is also inspected by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and the Florida Department of Agriculture and Consumer Services. The notified body for certification to ISO standards also audits the facility regularly.

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

In July, 2012, the Company installed an additional 300,000 curies of Cobalt purchased from Nordion at a cost of $830,685 plus delivery and installation costs.

Item 2	Description of Properties

The Company’s irradiation facility and executive office are located on an approximately 2.17 acre site owned by the Company in Mulberry, Polk County, Florida. The Company purchased the site because of its convenient access to State Road 60, a major transportation artery between Central Florida near the major interstate systems. The Company’s irradiation facility and executive office comprise approximately 28,800 square feet, including a 22,600 square foot warehouse and loading and unloading area, a 3,200 square foot office area, and a 3,000 square foot irradiation chamber and Cobalt 60 storage cell. The Company’s facility is designed to operate 24 hours per day, seven days per week. As of December 31, 2012, the Company had in use approximately 1,430,000 curies of Cobalt 60. The facility is licensed for a maximum of 4,500,000 curies of Cobalt 60 which allows production to be increased significantly, if needed.

The Company has an approximately 8,000 square foot warehouse on 2.17 acres of Company-owned land adjacent to the processing facility.

Item 3	Legal Proceedings

None

Item 4	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the NASDAQ Small Cap market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, markdown, or commissions and do not necessarily represent actual transactions.

Bid Prices
	2012		2011
	High	Low	High	Low
First Quarter	$7.44	$6.99	$4.98	$3.60
Second Quarter	7.00	6.67	6.50	4.15
Third Quarter	6.50	6.11	7.93	4.27
Fourth Quarter	5.25	4.78	7.40	5.13

(b)	As of February, 13, 2013, there were approximately 282 record holders and approximately 2,500 beneficial owners of our common stock.

(c)	The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

(d)	Our major stockholder may, in the future, have significant influence over all matters admitted to a stockholder vote, which could limit the ability of other shareholders to influence corporate activities and may adversely affect the market price of our stock.

Item 6	Selected Financial Data

Not applicable.

Item 7	Management’s Discussion and Analysis

Plan of Operations

Food Technology Service, Inc. had revenue of $3,958,629 in 2012 which is a 5.7 percent increase over 2011 revenue of $3,744,546. Management attributes revenue growth in 2012 primarily to seasonal volume increases by a large customer during the first half of the year. Net income increased 1.8 percent $925,943 in 2012 compared to $909,502 in 2011.

Revenue for the fourth quarter was relatively constant at approximately $962,000 in 2012 and 2011.

During 2012, processing costs as a percentage of revenue were 17.0 percent compared to 17.7 percent in 2011. This decrease was not significant and reflects the fact that such costs are relatively fixed. General administrative and development costs as a percentage of revenue during 2012 were 32.1 percent compared to 31.2 percent in 2011. Again, this change reflects the relatively fixed nature of these costs.

In order to comply with FASB ASC 718, the Company continues to report the value of stock-options granted as an item of expense. These options have been issued to Company employees and Board members and are valued using the Black-Scholes pricing method. This action increased expenses in 2012 by $43,889.

Liquidity and Capital Resources

At December 31, 2012, the Company had cash on hand of $2,336,814.

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

Additionally, On October 8, 2010, the Company entered into an agreement with a Regions Bank to provide for a line of credit of $400,000, bearing an interest rate of prime plus 1.35%, repayable in full on or before October 8, 2013. As of December 31, 2012 the Company did not draw on this line of credit.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework as well as the results of an independent internal control review completed by an outside registered public accounting firm. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective in all areas except closing of accounts payable. Procedures were implemented subsequent to that date to mitigate the weakness in closing of accounts payable and restore effectiveness in all areas.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10	Directors, Executive Officers, and Corporate Governance

Reference is made to the Company’s Proxy Statement to be used in conjunction with the 2013 Annual Shareholders Meeting scheduled to be held on May 18, 2013.

Item 11	Executive Compensation

Reference is made to the Company’s Proxy Statement to be used in conjunction with the 2013 Annual Shareholders Meeting scheduled to be held on May 18, 2013.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Proxy Statement to be used in conjunction with the 2013 Annual Shareholders Meeting scheduled to be held on May 18, 2013.

Item 13	Certain Relationships and Related Transactions and Director Independence

See Item 1 Business - “Relationship with Nordion.”

Item 14	Principle Accounting Fees and Services

Reference is made to the Company’s Proxy Statement to be used in conjunction with the 2013 Annual Shareholders Meeting scheduled to be held on May 18, 2013.

PART IV

Item 15	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

(a)	Financial Statements

(b)	Exhibits

No.	Description

1	Articles of Incorporation. Reference is made to Exhibit 3.1 included in the Company’s Registration Statement on Form S-18 (File No. 33-36838-A)

2	By-Laws. Reference is made to Exhibit 3.2 included in the Company’s Registration Statement on Form S-18 (File No. 33-36838-A)

**2(a)	Article III Number, Tenure and Qualifications

**2(b)	Article XV Control Share Aquisition

**10(h)	Agreement dated September 24, 2012 between the Company and Fort Ashford Holdings, LLC

*14	Code of Ethics

**23	Consent of Independent Registered Public Accounting Firm

**31	Certifications of Officers pursuant to Rule 13a-14(a)/15d-14(a)

**32	Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reference is made to Exhibit 14 included in the Company’s Form 10-KSB Report filed for the year ended December 31, 2003.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOD TECHNOLOGY SERVICE, INC.

By:	/s/ Richard G. Hunter, Ph.D.
Richard G. Hunter, Ph.D.
Chief Executive Officer and Chief Financial Officer

Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard G. Hunter, Ph.D. Richard G. Hunter, Ph.D.	Director Chief Executive Officer and Chief Financial Officer	March 28, 2013

/s/ Douglas Bell Douglas Bell	Director	March 28, 2013

/s/ Gary Lifshin Gary Lifshin	Director	March 28, 2013

/s/ David Nicholds David Nicholds	Director	March 28, 2013

/s/ John T. Sinnott John T. Sinnott, M.D., F.A.C.P	Director	March 28, 2013

/s/ Ronald Thomas Ronald Thomas, Ph.D.	Director	March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Food Technology Service, Inc.

We have audited the accompanying balance sheets of Food Technology Service, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Food Technology Service, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Technology Service, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.
Tampa, Florida

March 18, 2013

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$2,336,814	$2,000,367
Certificate of Deposit, Restricted	150,169	—
Accounts Receivable, Less Allowance for Doubtful Accounts of $5,000	444,902	511,448
Other Receivable	11,390	—
Prepaid Expenses	16,979	28,467
Deferred Tax Asset	521,000	651,000

Total Current Assets	3,481,254	3,191,282

Property, Plant and Equipment:
Buildings	3,488,668	3,443,723
Cobalt	6,934,390	5,900,977
Furniture and Equipment	2,835,228	2,076,481
Land	171,654	171,654
Less: Accumulated Depreciation	(7,249,229)	(6,830,734)

Total Property, Plant and Equipment	6,180,711	4,762,101

Other Assets:
Deferred Tax Asset	—	185,400
Utility Deposits	5,000	5,000
Loan Fees – Net	4,192	7,046

Total Other Assets	9,192	197,446

Total Assets	$9,671,157	$8,150,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of December 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$196,338	$32,002
Accrued Liabilities	256,117	68,242

Total Current Liabilities	452,455	100,244

Deferred Tax Liabilities	125,400	—

Total Liabilities	577,855	100,244

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,835,451 and 2,805,172, respectively	28,354	28,051
Paid-In Capital	12,391,689	12,275,218
Deficit	(3,308,250)	(4,234,193)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	9,093,302	8,050,585

Total Liabilities and Stockholders’ Equity	$9,671,157	$8,150,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Net Revenues	$3,958,629	$3,744,546

Costs and Operating Expenses
Processing Costs	674,422	662,890
Selling, General and Administrative	1,270,244	1,168,248
Depreciation and Amortization	589,173	484,545
Interest Expense	12,240	253

Total Costs and Operating Expenses	2,546,079	2,315,936

Income from Operations	1,412,550	1,428,610
Interest Income	793	992

Income before Income Taxes	1,413,343	1,429,602
Income Tax (Expense) Benefit - Deferred	(487,400)	(520,100)

Net Income	$925,943	$909,502

Net Income Per Common Share
-Basic	$0.328	$0.328
-Diluted	$0.317	$0.312

Weighted Average Number of Common Shares Used in Computation
-Basic	2,823,925	2,776,660
-Diluted	2,919,425	2,916,160

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-In Capital	Deficit	Treasury Stock

Balance, December 31, 2010	27,564	12,227,059	(5,143,695)	(18,491)

Stock Issued	487	(487)	—	—

Share-Based Compensation	—	48,646	—	—

Net Income	—	—	909,502	—

Balance, December 31, 2011	$28,051	$12,275,218	$(4,234,193)	$(18,491)

Stock Options Exercised	251	(251)	—	—

Excess Tax Benefit – Stock Options Exercised	—	47,900	—	—

Share-Based Compensation	52	70,122	—	—

Expired Stock Options	—	(1,300)	—	—

Net Income	—	—	925,943	—

Balance, December 31, 2012	$28,354	$12,391,689	$(3,308,250)	$(18,491)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash Flows from Operations:
Cash Received from Customers	$4,025,175	$3,587,587
Interest Received	793	992
Interest Paid	(511)	(253)
Cash Paid for Operating Expenses	(1,581,731)	(1,711,915)

Net Cash Provided by Operations	2,443,726	1,876,411

Cash Flows from Investing Activities:
Certificate of Deposit	(150,169)	—
Letter of Credit Costs	(12,269)	(12,218)
Purchase of Cobalt, Delivery & Installation	(1,033,413)	(901,716)
Purchase of Furniture & Equipment	(914,383)	(94,956)
Building Renovation	(44,945)	(161,694)

Net Cash (Used) by Investing	(2,155,179)	(1,170,584)

Cash Flows from Financing Activities:
Excess Tax Benefit From Exercises of Stock Options	47,900	—

Net Increase in Cash	336,447	705,827
Cash at Beginning of Period	2,000,367	1,294,540

Cash at End of Period	$2,336,814	$2,000,367

Reconciliation of Net Income to Net Cash Provided by Operations:

Net Income	$925,943	$909,502

Adjustments to Reconcile Net Income to Cash Provided or Used:
Depreciation	574,050	464,418
Amortization	15,123	20,127
Loss on Disposal of Assets	80	—
Deferred Income Tax	487,400	520,100
Excess Tax Benefit From Exercises of Stock Options	(47,900)	—
Share-Based Compensation	70,174	48,646
(Increase)/Decrease in Receivables	66,546	(156,959)
(Increase)/Decrease in Other Receivables	(11,390)	—
(Increase)/Decrease in Prepaid Expenses	11,488	(3,611)
Increase/(Decrease) in Payables	164,336	22,219
Increase/(Decrease) in Accruals	187,876	51,969

Net Cash Provided by Operations	$2,443,726	$1,876,411

Non-cash Financing Transactions:
Fair Value of Common Stock Issued Pursuant to Exercised Stock Options	$168,835	$308,956
Fair Value of Common Stock Issued as Bonus	$26,285	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note A - Summary of Significant Accounting Policies

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

5. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Before 2012, depreciation for assets other than cobalt has been computed on the straight-line method for both financial reporting and income tax purposes. Beginning in 2012, depreciation for assets other than cobalt has been computed on the straight-line method for financial reporting purposes and on the accelerated methods for income tax purposes for any new assets.

The useful lives of property, plant and equipment for purposes of computing depreciation are:

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

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

6. Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

7. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. The Company’s uninsured balances totaled approximately $144,736 and $0 as of December 31, 2012 and 2011.

8. Earnings Per Share

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

10. Stock Option Plans

The Company has various stock option plans for employees and other individuals providing services to or serving as Directors of the Company. (See Note G - Stock Options) Compensation cost under the plans is recognized using the fair value recognition provisions of FASB ASC 718. Such cost is recognized for shares expected to vest on a straight-line basis over the requisite service period of the award using the Black-Scholes option-pricing model. FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as excess tax benefit from exercises of stock options on the statements of cash flows. The excess tax benefits from the expired options are recorded in additional paid-in capital and any tax benefits from stock options expired unexercised are offset to the extent of any remaining balance.

11. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the years ended December 31, 2012 and 2011 was $10,513 and $4,713, respectively.

12. Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note B - Certificate of Deposit

Certificate of deposit totaling $150,169 bears interest of .15% that compounds quarterly and matures on June 23, 2013 with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note C - Loan Fees

During the first quarter of 2012, renewal fees in the amount of $12,269 were incurred in connection with the Regions letter of credit (See Note D - Letter and Line of Credit). These fees were amortized based on the life of the loans and written off upon completion. Amortization expense for the years ended December 31, 2012 and 2011 was $15,123 and $20,127, respectively.

Note D - Letter and Line of Credit

The State of Florida requires as a condition of the Company’s Radioactive Materials License a $600,000 irrevocable standby letter of credit. This letter of credit with Regions bank was renewed at similar terms prior to its February 24, 2013 expiration to satisfy the state’s requirements. The letter of credit has an annual fee of $12,269 and is collateralized by the Company’s real estate and a $150,169 certificate of deposit.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real estate and incurs interest at prime plus 1.35%. As of December 31, 2012, the Company has not used the line of credit.

Note E - Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Years Ended December 31,
	2012	2011
Current
Federal	$—	$—
State	—	—

	—	—
Deferred-Benefit
Federal	416,200	444,100
State	71,200	76,000

	487,400	520,100

Total Income Tax Expense /(Benefit)	$487,400	$520,100

Income taxes differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

	Years Ended December 31,
	2012	2011
Expected Provision At US Statutory Rate	$438,700	$486,100
State Income Tax Net Of Federal Benefit	46,900	51,900
Nondeductible Expenses	1,800	6,500
Change In Estimates And Available NOL Carryforwards	—	1,100
Change In Valuation Allowance	—	(25,500)

Income Tax Expense / (Benefit)	$487,400	$520,100

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company’s NOL carryforward is as follows:

	As of December 31, 2012		As of December 31, 2011
	Federal	State	Federal	State
NOL Carryforward - Beginning Of Year	2,071,925	2,071,925	3,672,530	3,672,530
Less Used	(466,060)	(963,254)	(1,600,605)	(1,600,605)
Less Expired	—	—	—	—

NOL Carryfoward - End Of Year	1,605,865	1,108,671	2,071,925	2,071,925

The components of the Company’s deferred tax assets and (liabilities) are as follows:

	As of December 31, 2012		As of December 31, 2011
	Current	Noncurrent	Current	Noncurrent
NOL Carryforward	$521,000	56,000	$651,000	128,700
Accrued Liabilities	—	19,500	—	17,700
Share-Based Compensation	—	38,500	—	39,000
Property, Plant & Equipment	—	(239,400)	—	—
Less: Valuation Allowance	—	—	—	—

Net Deferred Taxes	$521,000	$(125,400)	$651,000	$185,400

The change in the valuation allowance is as follows:

	Balance	Change
December 31, 2010	(25,500)	—
December 31, 2011	—	25,500
December 31, 2012	—	—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

During 2011, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company’s revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize all of the Company’s deferred asset. As of December 31, 2012, no further changes to the valuation allowance have been made.

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

The Company’s tax years 2009 through 2011 remain open to examination by taxing jurisdictions.

Note F - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if a six month notice is received before the President leaves. As of December 31, 2012 and 2011 in relation to the resignation clause and accrual of $51,700 and $47,000 has been recorded.

As of December 31, 2012 an accrual of the Company’s use tax liability has made in the amount of $166,524, including $11,729 of accrued interest.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note G - Stock Options

On February 9, 1999, the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares. Options outstanding under this plan as of December 31, 2012 and 2011 are 8,500 and 21,500, respectively.

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

The maximum number of shares of the Company’s Stock that may be issued under the 2000 Plan is 125,000 shares. Options outstanding under this plan as of December 31, 2012 and 2011 are none and 20,000, respectively.

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

In 2003 and 2008 the company reached the maximum number of stock options allowed to be issued under the 2000 stock option plan. The company therefore issued 65,000 stock options outside of the aforementioned plans. Options outstanding outside a specific plan as of December 31, 2012 and 2011 are 60,000 and 65,000, respectively.

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

DECEMBER 31, 2012

The ISO’s are exercisable 20% of the authorized amount immediately and 20% in each of the following four years. ISO’s granted to an optionee terminate 30 to 90 days after termination of employment or other relationship, except that ISO’s terminate the earlier of the expiration date of the option, or 90 to 180 days in the event of death and 180 days to one year in the event of disability.

A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding At December 31, 2010	242,000	$2.43	3.01
Granted	10,000	$4.85
Exercised	(101,500)	$3.24
Expired/Forfeited	(11,000)	$3.30

Outstanding At December 31, 2011	139,500	$1.95	4.02
Granted	10,000	$6.26
Exercised	(41,000)	$2.57
Expired/Forfeited	(3,000)	$2.52

Outstanding At December 31, 2012	105,500	$2.10	4.50

Vested/Exercisable At December 31, 2012	93,500	$2.25	4.31

A summary of the status of the Company’s nonvested stock options is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested, At December 31, 2010	64,500	$0.58
Granted	10,000	$3.25
Vested	(46,500)	$1.27

Nonvested, At December 31, 2011	28,000	$0.41
Granted	10,000	$4.36
Vested	(26,000)	$1.99

Nonvested, At December 31, 2012	12,000	$0.28

Expired/Forfeited During Year	3,000	$1.16

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

	Years Ended December 31,
	2012	2011
Risk Free Interest Rate	0.62% - 1.04%	0.83% - 2.24%
Expected Volatility	77.98% - 80.25%	80.03% - 84.66%
Expected Life	5 years	5 years
Dividend Yield	0%	0%

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

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

For the years ended December 31, 2012 and 2011, 41,000 and 101,500 of company’s stock options were exercised under a cashless program resulting in the issuance of 25,125 and 48,714 shares and an excess tax benefit of $47,900 and $0, respectively.

For the years ended December 31, 2012 and 2011 there were 3,000 and 11,000 expired stock options. The expired stock options created a $1,300 and $0 tax benefit that has been charged against paid-in capital from excess tax benefits.

The Company recognized $70,174 and $48,646 share-based compensation expense for the year ended December 31, 2012 and 2011, respectively. On November 30, 2012, the Company issued 5,154 shares of Company stock in lieu of cash as a bonus to an employee with a fair market value of $26,285. This amount is included in the amount presented above as share-based compensation.

As of December 31, 2012, there was $19,804 of unrecognized share-based compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period 0.91 years.

Note H - Related Party Transactions

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

The Company has purchased the following Cobalt from Nordion as a related party:

Year	Curies	Amount
2010	105,757	$81,740
2011	200,000	$512,978

Note I - Earnings Per Share

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	For the Years Ended December 31,
	2012	2011
Numerator:
Net Income	$925,943	$909,502

Denominator:
Wtd. Avg. Common Shares Outstanding	2,823,925	2,776,660
Dilutive Effect Of Stock Options	95,500	139,500

Wtd. Avg. Common Shares Outstanding, Assuming Dilution	2,919,425	2,916,160

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Out of the money options excluded from the computation of diluted EPS:

	For the Years Ended December 31,
	2012	2011
Stock option with exercise price of $6.26	10,000	—

Note J - Concentration and Credit Risk

Although the Company continues to diversify its customer base it does a significant amount of its total business with the following customers.

	For the Years Ended December 31,
	2012	2011
Customer 1	30%	36%
Customer 2	29	24

Total	59%	60%

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