Form 10-Q
period 2013-03-31
FOOD TECHNOLOGY SERVICE INC
filed 2013-05-13
CIK 868267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There were 2,835,451 shares of the Registrant’s common stock, $.01 par value per share, issued and outstanding as of May 3, 2013.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of March 31,	As of December 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$2,384,739	$2,336,814
Certificate of Deposit, Restricted	150,225	150,169
Accounts Receivable, Less Allowance for
Doubtful Accounts of $5,000	630,784	444,902
Other Receivable	8,870	11,390
Prepaid Expenses	52,333	16,979
Deferred Tax Asset	356,700	521,000

Total Current Assets	3,583,651	3,481,254

Property, Plant and Equipment:
Buildings	3,488,668	3,488,668
Cobalt	6,934,390	6,934,390
Furniture and Equipment	1,291,922	2,835,228
Land	171,654	171,654
Less: Accumulated Depreciation	(5,851,384)	(7,249,229)

Total Property, Plant and Equipment	6,035,250	6,180,711

Other Assets:
Utility Deposits	5,000	5,000
Loan Fees – Net	11,117	4,192

Total Other Assets	16,117	9,192

Total Assets	$9,635,018	$9,671,157

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of March 31,	As of December 31,
	2013	2012
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$14,389	$196,338
Accrued Liabilities	131,376	256,117

Total Current Liabilities	145,765	452,455

Deferred Tax Liabilities	120,600	125,400

Total Liabilities	266,365	577,855

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,835,451	28,354	28,354
Paid-In Capital	12,403,267	12,391,689
Deficit	(3,044,477)	(3,308,250)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	9,368,653	9,093,302

Total Liabilities and Stockholders’ Equity	$9,635,018	$9,671,157

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net Revenues	$1,073,177	$1,050,616

Costs and Operating Expenses
Processing Costs	162,661	166,120
Selling, General and Administrative	313,297	313,649
Depreciation and Amortization	174,186	131,364

Total Costs and Operating Expenses	650,144	611,133

Income from Operations	423,033	439,483
Interest Income	240	172

Income before Income Taxes	423,273	439,655
Income Tax (Expense) Benefit - Deferred	(159,500)	(165,800)

Net Income	$263,773	$273,855

Net Income Per Common Share
-Basic	$0.093	$0.098
-Diluted	$0.090	$0.094

Weighted Average Number of Common Shares Used in Computation
-Basic	2,835,451	2,807,994
-Diluted	2,930,951	2,919,994

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Cash Flows from Operations:
Cash Received from Customers	$887,295	$1,053,342
Interest Received	240	172
Interest Paid	(3,148)	(398)
Cash Paid for Operating Expenses	(800,756)	(471,438)

Net Cash Provided by Operations	83,631	581,678

Cash Flows from Investing Activities:
Certificate of Deposit	(56)	(150,000)
Letter of Credit Costs	(12,234)	(12,268)
Purchase of Equipment	(23,416)	(851)
Warehouse Renovation	—	(24,015)

Net Cash (Used) by Investing	(35,706)	(187,134)

Net Increase in Cash	47,925	394,544
Cash at Beginning of Period	2,336,814	2,000,367

Cash at End of Period	$2,384,739	$2,394,911

Reconciliation of Net Income to Net Cash Provided by Operations:

Net Income	$263,773	$273,855

Adjustments to Reconcile Net Income to Cash Provided or Used:
Amortization	5,309	5,308
Deferred Income Tax	159,500	132,800
Excess Tax Benefit From Share Based Compensation	—	33,000
Depreciation	168,877	126,056
Share-Based Compensation	11,578	9,942
(Increase)/Decrease in Receivables	(185,882)	2,726
(Increase)/Decrease in Other Receivables	2,520	—
(Increase)/Decrease in Prepaid Expenses	(35,354)	(19,489)
Increase/(Decrease) in Payables	(181,949)	(14,825)
Increase/(Decrease) in Accruals	(124,741)	32,305

Net Cash Provided by Operations	$83,631	$581,678

Non-cash Financing Transactions:
Fair Value of Common Stock Issued Pursuant to Exercised Stock Options	$—	$119,925

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

Note A - Basis of Presentation

The accompanying financial statements of Food Technology Service, Inc. (the Company,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2013, and the results of operations and cash flows for the interim periods presented. Operating results for the period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

MARCH 31, 2013

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

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. As of January 1, 2013 noninterest-bearing transaction accounts no longer will receive unlimited deposit insurance coverage. The Company’s uninsured balances totaled approximately $1,784,464 as of March 31, 2013 and $144,736 as of December 31, 2012.

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

10. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the three months ended March 31, 2013 and 2012 was $6,906 and $1,308.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

11. Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note C - Certificate of Deposit

Certificate of deposit totaling $150,225 bears interest of .15% that compounds quarterly and matures on June 23, 2013 with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

Note D - Loan Fees

During the first quarter of 2013, renewal fees in the amount of $12,269 were incurred in connection with the Regions letter of credit (See Note E - Letter and Line of Credit). As of March 31, 2013 and December 31, 2012, total loan fees were $20,821 and $20,856, respectively. These fees were amortized based on the life of the loans and written off upon completion. Amortization expense for the three months ended March 31, 2013 and 2012 were $5,309 and $5,308, respectively.

Note E - Letter and Line of Credit

The State of Florida requires, as a condition of the Company’s Radioactive Materials License, a $600,000 irrevocable standby letter of credit. This letter of credit with Regions Bank was renewed at similar terms prior to its February 24, 2013 expiration to satisfy the state’s requirements. The letter of credit has an annual fee of $12,269 and is collateralized by the Company’s real estate and a $150,225 certificate of deposit.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real estate and incurs interest at prime plus 1.35%. As of March 31, 2013, the Company has not used the line of credit.

Note F - Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Three Months Ended March 31,
	2013	2012
Current
Federal	$—	$—
State	—	—

	—	—

Deferred-Benefit
Federal	136,300	141,600
State	23,200	24,200

	159,500	165,800

Total Income Tax Expense /(Benefit)	$159,500	$165,800

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

Income taxes differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

	Three Months Ended March 31,
	2013	2012
Expected Provision at US Statutory Rate	$143,800	$149,500
State Income Tax Net of Federal Benefit	15,400	16,000
Nondeductible Expenses	300	300
Change in Estimates and Available NOL Carryforwards	—	—
Change in Valuation Allowance	—	—

Income Tax Expense / (Benefit)	$159,500	$165,800

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The Company’s NOL carryforward is as follows:

	As of March 31, 2013		As of December 31, 2012
	Federal	State	Federal	State
NOL Carryforward - Beginning Of Period	1,605,865	1,108,671	2,071,925	2,071,925
Less Used	(438,842)	(423,143)	(466,060)	(963,254)
Less Expired	—	—	—	—

NOL Carryforward - End Of Period	1,167,023	685,528	1,605,865	1,108,671

The components of the Company’s deferred tax assets and (liabilities) are as follows:

	As of March 31, 2013		As of December 31, 2012
	Current	Noncurrent	Current	Noncurrent
NOL Carryforward	$356,700	56,000	$521,000	56,000
Accrued Liabilities	—	19,500	—	19,500
Share-Based Compensation	—	42,900	—	38,500
Property, Plant & Equipment	—	(239,000)	—	(239,400)
Less: Valuation Allowance	—	—	—	—

Net Deferred Taxes	$356,700	$(120,600)	$521,000	$(125,400)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

During 2011, as a result of the continuing diversification and growth in customer base, ongoing profits from operations and the Company’s revised estimate of future taxable income, it was concluded that it is more likely than not that future taxable income will be sufficient to realize all of the Company’s deferred asset. As of March 31, 2013, no further changes to the valuation allowance have been made.

The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

The Company’s tax years 2009 through 2012 remain open to examination by taxing jurisdictions.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

Note G - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if a six month notice is received before the President leaves. As of March 31, 2013, an accrual of $51,700 is recorded in relation to the resignation clause.

Note H - Stock Options

On February 9, 1999, the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares. Options outstanding under this plan as of March 31, 2013 and 2012 are 8,500 and 17,000, respectively.

No further options are being issued under the 1999 Plan.

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

In 2003 and 2008 the company reached the maximum number of stock options allowed to be issued under the respective current stock option plan. The company therefore issued 60,000 stock options outside of aforementioned plans. Options outstanding outside a specific plan as of March 31, 2013 and 2012 are 60,000 and 65,000, respectively.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding At December 31, 2012	105,500	$2.10	4.50
Granted	—	$—
Exercised	—	$—
Expired/Forfeited	—	$—

Outstanding At March 31, 2013	105,500	$2.10	4.26

Vested/Exercisable At March 31, 2013	93,500	$2.25	4.06

A summary of the status of the Company’s nonvested stock options is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested, At December 31, 2012	12,000	$0.28
Granted	—	$—
Vested	—	$—

Nonvested, At March 31, 2013	12,000	$0.28

Expired/Forfeited During Period	—	$—

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk Free Interest Rate	0.76%	1.04%
Expected Volatility	76.59%	80.06%
Expected Life	5 years	5 years
Dividend Yield	0%	0%

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

For the three months ended March 31, 2013, no stock options were exercised. For the three months ended March 31, 2012, 27,500 stock options were exercised under a cashless program resulting in the issuance of 17,489 shares.

The Company recognized $11,578 and $9,942 stock-based compensation expense for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, there was $8,226 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period .66 years.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net Income	$263,773	$273,855

Denominator:
Wtd. Avg. Common Shares Outstanding	2,835,451	2,807,994
Dilutive Effect Of Stock Options	95,500	112,000

Wtd. Avg. Common Shares Outstanding, Assuming Dilution	2,930,951	2,919,994

Out of the money options excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2013	2012
Stock option with exercise price of $6.26	10,000	—

Note J - Concentration and Credit Risk

Although the Company continues to diversify its customer base it does a significant amount of its total business with the following customers.

	Three Months Ended March 31,
	2013	2012
Customer 1	30%	31%
Customer 2	26	32

Total	56%	63%

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

MARCH 31, 2013

Note K - Subsequent Events

We have evaluated subsequent events for recognition or disclosure in these financial statements through the date of issuance, and determined there are no material transactions to recognize or disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Food Technology Service, Inc. had revenues of $1,073,177 during the first quarter of 2013 compared to revenues of $1,050,616 for the same period in 2012. This is an increase of approximately 2.1 percent. The Company had net income during the first quarter of 2013 of $263,773 versus net income of $273,855 during the same period in 2012, a decrease of approximately 3.7 percent. The decrease in net income resulted from approximately $43,000 in increased depreciation from Cobalt and a new programmable logic control system purchased during the last half of 2012.

Management attributes increased revenue to continued growth in customer demand.

During the first quarter of 2013, processing costs as a percentage of sales when compared to the first quarter of 2012 decreased slightly from 15.8 percent to 15.2 percent. These costs are relatively fixed. General, administrative and development costs as a percentage of sales during the first quarter of 2013 were 29.2 percent compared to 29.8 percent in the first quarter of 2012. Again these costs are relatively fixed and the decrease is not significant.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 , by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management believes that as of March 31, 2013 , the Company’s internal controls over financial reporting is effective.

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

Date: May 8, 2013