Form 10-Q
period 2013-06-30
FOOD TECHNOLOGY SERVICE INC
filed 2013-08-13
CIK 868267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 2,836,299 shares of the Registrant’s common stock, $.01 par value per share, issued and outstanding as of July 29, 2013.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$2,949,777	$2,336,814
Certificate of Deposit, Restricted	150,307	150,169
Accounts Receivable, Less Allowance for Doubtful Accounts of $5,000	645,958	444,902
Other Receivable	9,220	11,390
Prepaid Expenses	53,168	16,979
Deferred Tax Asset	184,700	521,000

Total Current Assets	3,993,130	3,481,254

Property, Plant and Equipment:
Buildings	3,488,668	3,488,668
Cobalt	6,934,390	6,934,390
Furniture and Equipment	1,303,175	2,835,228
Land	171,654	171,654
Less: Accumulated Depreciation	(6,015,318)	(7,249,229)

Total Property, Plant and Equipment	5,882,569	6,180,711

Other Assets:
Utility Deposits	5,000	5,000
Loan Fees - Net	7,852	4,192

Total Other Assets	12,852	9,192

Total Assets	$9,888,551	$9,671,157

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$8,993	$196,338
Accrued Liabilities	103,291	256,117

Total Current Liabilities	112,284	452,455

Deferred Tax Liabilities	120,500	125,400

Total Liabilities	232,784	577,855

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,836,299 and 2,827,042	28,362	28,354
Paid-In Capital	12,409,022	12,391,689
Deficit	(2,763,126)	(3,308,250)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	9,655,767	9,093,302

Total Liabilities and Stockholders’ Equity	$9,888,551	$9,671,157

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Net Revenues	$1,136,748	$1,019,823

Costs and Operating Expenses
Processing Costs	173,999	165,729
Selling, General and Administrative	341,571	310,627
Depreciation and Amortization	169,001	127,055

Total Costs and Operating Expenses	684,571	603,411

Income from Operations	452,177	416,412
Interest Income	272	218

Income before Income Taxes	452,449	416,630
Income Tax (Expense) Benefit - Deferred	(171,100)	(157,300)

Net Income	$281,349	$259,330

Net Income Per Common Share
-Basic	$0.099	$0.092
-Diluted	$0.096	$0.088

Weighted Average Number of Common Shares Used in Computation
-Basic	2,835,870	2,826,801
-Diluted	2,922,870	2,938,801

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Net Revenues	$2,209,903	$2,070,439

Costs and Operating Expenses
Processing Costs	336,660	331,849
Selling, General and Administrative	654,845	624,277
Depreciation and Amortization	343,187	258,419

Total Costs and Operating Expenses	1,334,692	1,214,545

Income from Operations	875,211	855,894
Interest Income	512	390

Income before Income Taxes	875,723	856,284
Income Tax (Expense) Benefit - Deferred	(330,600)	(323,100)

Net Income	$545,123	$533,184

Net Income Per Common Share
-Basic	0.192	0.189
-Diluted	0.187	0.182

Weighted Average Number of Common Shares Used in Computation
-Basic	2,835,662	2,815,327
-Diluted	2,922,662	2,927,327

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows from Operations:
Cash Received from Customers	$2,008,847	$2,167,255
Interest Received	512	390
Interest Paid	(3,148)	(400)
Cash Paid for Operating Expenses	(1,345,526)	(1,055,484)

Net Cash Provided by Operations	660,685	1,111,761

Cash Flows from Investing Activities:
Certificate of Deposit	(138)	(150,055)
Letter of Credit Costs	(12,234)	(12,269)
Purchase of Equipment	(36,550)	(20,007)
Warehouse Renovation	—	(44,945)

Net Cash (Used) by Investing	(48,922)	(227,276)

Cash Flows from Financing Activities
Excess Tax Benefit From Share Based Compensation	1,200	40,300

Net Increase in Cash	612,963	924,785
Cash at Beginning of Period	2,336,814	2,000,367

Cash at End of Period	$2,949,777	$2,925,152

Reconciliation of Net Income to Net Cash Provided by Operations:

Net Income	$545,123	$533,184

Adjustments to Reconcile Net Income to Cash Provided or Used:
Amortization	8,574	8,580
Depreciation	334,613	249,840
Loss on disposal of assets	80	—
Deferred Income Tax	330,600	323,100
Excess Tax Benefit From Share Based Compensation	(1,200)	(40,300)
Share-Based Compensation	18,141	20,246
(Increase)/Decrease in Receivables	(201,056)	96,816
(Increase)/Decrease in Other Receivables	2,170	—
(Increase)/Decrease in Prepaid Expenses	(36,189)	(28,662)
(Increase)/Decrease in Equipment Deposit	—	(50,059)
Increase/(Decrease) in Payables	(187,345)	(21,205)
Increase/(Decrease) in Accruals	(152,826)	20,221

Net Cash Provided by Operations	$660,685	$1,111,761

Non-cash Financing Transactions:
Fair Value of Common Stock Issued Pursuant to Exercised Stock Options	$4,260	$147,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Note A - Basis of Presentation

The accompanying financial statements of Food Technology Service, Inc. (the “Company,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2013, and the results of operations and cash flows for the interim periods presented. Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insured up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. As of January 1, 2013 noninterest-bearing transaction accounts no longer receive unlimited deposit insurance coverage. The Company’s uninsured balances totaled approximately $2,379,918 as of June 30, 2013 and $144,736 as of December 31, 2012.

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

10. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the three months ended June 30, 2013 and 2012 was $7,909 and $1,345, respectively, and for the six months ended June 30, 2013 and 2012 was $14,816 and $2,652, respectively.

11. Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note C - Certificate of Deposit

Certificate of deposit totaling $150,307 bears interest of 0.10% that compounds quarterly and matures on November 4, 2014 with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

Note D - Loan Fees

During the first quarter of 2013, renewal fees in the amount of $12,269 were incurred in connection with the Regions letter of credit (See Note E - Letter and Line of Credit). As of June 30, 2013 and December 31, 2012, total loan fees were $20,821 and $20,856, respectively. These fees were amortized based on the life of the loans and written off upon completion. Amortization expense for the three months ended June 30, 2013 and 2012 was $3,264 and $3,272, respectively and for the six months ended June 30, 2013 and 2012 was $8,574 and $8,580, respectively.

Note E - Letter and Line of Credit

The State of Florida requires, as a condition of the Company’s Radioactive Materials License, a $600,000 irrevocable standby letter of credit. This letter of credit with Regions Bank was renewed at similar terms prior to its February 24, 2013 expiration to satisfy the state’s requirements. The letter of credit has an annual fee of $12,269 and is collateralized by the Company’s real estate and a $150,307 certificate of deposit.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real estate and incurs interest at prime plus 1.35%. As of June 30, 2013, the Company has not used the line of credit.

Note F - Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current
Federal	$—	$—	$—	$—
State	—	—	—	—

Total Current	—	—	—	—

Deferred-Benefit
Federal	146,000	134,300	282,300	275,900
State	25,100	23,000	48,300	47,200

Total Deferred-Benefit	171,100	157,300	330,600	323,100

Total Income Tax Expense/(Benefit)	$171,100	$157,300	$330,600	$323,100

Income taxes differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected Provision at US Statutory Rate	$154,000	$141,700	$297,800	$291,200
State Income Tax Net of Federal Benefit	16,500	15,100	31,900	31,100
Nondeductible Expenses	600	500	900	800

Income Tax Expense / (Benefit)	$171,100	$157,300	$330,600	$323,100

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The Company’s NOL carryforward is as follows:

	As of June 30, 2013		As of December 31, 2012
	Federal	State	Federal	State
NOL Carryforward - Beginning Of Period	1,605,865	1,108,671	2,071,925	2,071,925
Less Used	(897,104)	(870,252)	(466,060)	(963,254)

NOL Carryfoward - End Of Period	708,761	238,419	1,605,865	1,108,671

The components of the Company’s deferred tax assets and (liabilities) are as follows:

	As of June 30, 2013		As of December 31, 2012
	Current	Noncurrent	Current	Noncurrent
NOL Carryforward	$184,700	$56,000	$521,000	$56,000
Accrued Liabilities	—	19,500	—	19,500
Share-Based Compensation	—	43,000	—	38,500
Property, Plant & Equipment	—	(239,000)	—	(239,400)

Net Deferred Tax Asset/(Liability)	$184,700	$(120,500)	$521,000	$(125,400)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2013, no further changes to the valuation allowance have been made. The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

The Company’s tax years 2009 through 2012 remain open to examination by taxing jurisdictions.

Note G - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if a six month notice is received before the President leaves. As of June 30, 2013, an accrual of $51,700 is recorded in relation to the resignation clause.

Note H - Stock Options

On February 9, 1999, the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares. Options outstanding under this plan as of June 30, 2013 and 2012 are 0 and 8,500, respectively.

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

In 2003 and 2008 the company reached the maximum number of stock options allowed to be issued under the respective current stock option plan. The company therefore issued 60,000 stock options outside of aforementioned plans. Options outstanding outside a specific plan as of June 30, 2013 and 2012 are 60,000 and 65,000, respectively.

A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding At December 31, 2012	105,500	$2.10	4.50
Granted	—	$—
Exercised	(1,500)	$2.18
Expired/Forfeited	(7,000)	$2.18

Outstanding At June 30, 2013	97,000	$2.09	4.37

Vested/Exercisable At June 30, 2013	85,000	$2.25	4.21

A summary of the status of the Company’s nonvested stock options is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested, At December 31, 2012	12,000	$0.28
Granted	—	$—
Vested	—	$—

Nonvested, At June 30, 2013	12,000	$0.28

Expired/Forfeited During Period	7,000	$0.75

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2013	2012
Risk Free Interest Rate	0.76-1.39%	0.75-1.04%
Expected Volatility	75.47-76.59%	80.06-80.13%
Expected Life	5 years	5 years
Dividend Yield	0.00%	0.00%

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

For the three months ended June 30, 2013 and 2012, 1,500 and 7,000 stock options were exercised under a cashless program resulting in the issuance of 848 and 4,381 shares and an excess tax benefit of $1,200 and $7,300, respectively. For the six months ended June 30, 2013 and 2012, 1,500 and 34,500 stock options were exercised under a cashless program resulting in the issuance of 848 and 21,870 shares and an excess tax benefit of $1,200 and $40,300, respectively.

The Company recognized $6,563 and $10,304 stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively and $18,141 and $20,246 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $1,663 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period of 0.5 years.

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net Income	$281,349	$259,330	$545,123	$533,184

Denominator:
Wtd. Avg. Common Shares Outstanding	2,835,870	2,826,801	2,835,662	2,815,327
Dilutive Effect Of Stock Options	87,000	112,000	87,000	112,000

Wtd. Avg. Common Shares Outstanding, Assuming Dilution	2,922,870	2,938,801	2,922,662	2,927,327

Out of the money options excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock option with exercise price of $6.26	10,000	—	10,000	—

Note J - Concentration and Credit Risk

Although the Company continues to diversify its customer base it does a significant amount of its total business with the following customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer 1	36%	31%	33%	31%
Customer 2	21%	29%	23%	31%

Total	57%	60%	56%	62%

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

Food Technology Service, Inc. had revenues of $1,136,748 during the second quarter of 2013 compared to revenues of $1,019,823 for the same period in 2012. This is an increase of approximately 11.5 percent. The Company had net income during the second quarter of 2013 of $281,349 versus net income of $259,330 during the same period in 2012, an increase of approximately 8.5 percent.

For the first half of 2013, the Company had revenues of $2,209,903 and net income of $545,123. Revenues during the first half of 2012 were $2,070,439 and the Company had net income of $533,184. Revenues increased by about 6.7 percent and net income increased by approximately 2.2 percent in the first half of 2013 compared to the same period in 2012.

Management attributes increased revenue to continued growth in customer demand.

During the second quarter of 2013, processing costs as a percentage of sales when compared to the second quarter of 2012 decreased slightly from 16.3 percent to 15.3 percent. These costs are relatively fixed and the slight decrease reflects increased revenue. General, administrative and development costs as a percentage of sales during the second quarter of 2013 were 30 percent compared to 30.5 percent in the second quarter of 2012. Again these costs are relatively fixed and the decrease is not significant.

During the first half of 2013, processing costs as a percentage of sales were 15.3 percent. This compares to 16 percent in the first half of 2012. Again, these costs are relatively fixed and the decrease is attributable to increased revenue. General, administrative and development costs as a percentage of sales were 29.6 percent during the first half of 2013. This compares to 30.2 percent during the first half of 2012. This decrease is not significant and reflects the fixed nature of these costs and the increase in revenue.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management believes that as of June 30, 2013, the Company’s internal controls over financial reporting is effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The company is not involved in any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Number	Description

31	Certifications of Officers pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOD TECHNOLOGY SERVICE, INC.

By:	/s/ Richard G. Hunter, Ph.D.
Richard G. Hunter, Ph.D.
Chief Executive Officer and Chief Financial and Accounting Officer

Date: August 12, 2013