Form 10-Q
period 2013-09-30
FOOD TECHNOLOGY SERVICE INC
filed 2013-11-14
CIK 868267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 2,837,133 shares of the Registrant’s common stock, $.01 par value per share, issued and outstanding as of October 31, 2013.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of September 30, 2013	As of December 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$3,557,977	$2,336,814
Certificate of Deposit, Restricted	—	150,169
Accounts Receivable, Less Allowance for Doubtful Accounts of $5,000	615,093	444,902
Other Receivable	9,521	11,390
Prepaid Expenses	42,521	16,979
Deferred Tax Asset	94,900	521,000

Total Current Assets	4,320,012	3,481,254

Property, Plant and Equipment:
Buildings	3,493,643	3,488,668
Cobalt	6,934,390	6,934,390
Furniture and Equipment	1,309,884	2,835,228
Land	171,654	171,654
Less: Accumulated Depreciation	(6,177,658)	(7,249,229)

Total Property, Plant and Equipment	5,731,913	6,180,711

Other Assets:
Certificate of Deposit, Restricted	150,345	—
Utility Deposits	5,000	5,000
Loan Fees – Net	4,588	4,192

Total Other Assets	159,933	9,192

Total Assets	$10,211,858	$9,671,157

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

BALANCE SHEETS

	As of September 30, 2013	As of December 31, 2012
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$21,132	$196,338
Accrued Liabilities	159,100	256,117

Total Current Liabilities	180,232	452,455

Deferred Tax Liabilities	154,900	125,400

Total Liabilities	335,132	577,855

Stockholders’ Equity:
Common Stock $.01 Par Value, Authorized 5,000,000 Shares, Issued 2,837,133 and 2,827,980	28,370	28,354
Paid-In Capital	12,411,344	12,391,689
Deficit	(2,544,497)	(3,308,250)
Less, 5,154 Treasury Shares at Cost	(18,491)	(18,491)

Total Stockholders’ Equity	9,876,726	9,093,302

Total Liabilities and Stockholders’ Equity	$10,211,858	$9,671,157

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Net Revenues	$1,027,510	$925,654

Costs and Operating Expenses
Processing Costs	168,939	148,413
Selling, General and Administrative	346,768	292,442
Depreciation and Amortization	165,604	153,332

Total Costs and Operating Expenses	681,311	594,187

Income from Operations	346,199	331,467
Interest Income	231	220

Income before Income Taxes	346,430	331,687
Income Tax Expense	(127,800)	(125,200)

Net Income	$218,630	$206,487

Net Income Per Common Share
-Basic	$0.077	$0.073
-Diluted	$0.075	$0.070

Weighted Average Number of Common Shares Used in Computation
-Basic	2,837,133	2,827,042
-Diluted	2,924,133	2,937,542

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Net Revenues	$3,237,412	$2,996,094

Costs and Operating Expenses
Processing Costs	505,598	480,263
Selling, General and Administrative	1,001,613	916,719
Depreciation and Amortization	508,792	411,751

Total Costs and Operating Expenses	2,016,003	1,808,733

Income from Operations	1,221,409	1,187,361
Interest Income	744	610

Income before Income Taxes	1,222,153	1,187,971
Income Tax Expense	(458,400)	(448,300)

Net Income	$763,753	$739,671

Net Income Per Common Share
-Basic	0.269	0.263
-Diluted	0.261	0.253

Weighted Average Number of Common Shares

Used in Computation
-Basic	2,836,344	2,817,790
-Diluted	2,923,344	2,928,290

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows from Operations:
Cash Received from Customers	$3,067,221	$3,045,998
Interest Received	744	610
Interest Paid	(3,148)	(482)
Cash Paid for Operating Expenses	(1,785,310)	(1,367,082)

Net Cash Provided by Operations	1,279,507	1,679,044

Cash Flows from Investing Activities:
Certificate of Deposit	(176)	(150,112)
Letter of Credit Costs	(12,234)	(12,269)
Purchase of Cobalt, Delivery & Installation		(898,405)
Purchase of Equipment	(43,259)	(20,006)
Equipment Deposit		(393,968)
Building Improvements	(4,975)	(44,945)

Net Cash (Used) by Investing	(60,644)	(1,519,705)

Cash Flows from Financing Activities
Excess Tax Benefit From Share Based Compensation	2,300	42,000

Net Increase in Cash	1,221,163	201,339
Cash at Beginning of Period	2,336,814	2,000,367

Cash at End of Period	$3,557,977	$2,201,706

Reconciliation of Net Income to Net Cash Provided by Operations:

Net Income	$763,753	$739,671

Adjustments to Reconcile Net Income to Cash Provided or Used:
Amortization	11,838	11,851
Depreciation	496,954	399,900
Loss on disposal of assets	80	—
Deferred Income Tax	456,300	448,300
Excess Tax Benefit From Share Based Compensation	(2,300)	(42,000)
Share-Based Compensation	18,971	32,067
(Increase)/Decrease in Receivables	(170,191)	49,904
(Increase)/Decrease in Other Receivables	1,869	—
(Increase)/Decrease in Prepaid Expenses	(25,543)	(11,469)
Increase/(Decrease) in Payables	(175,207)	(7,944)
Increase/(Decrease) in Accruals	(97,017)	58,764

Net Cash Provided by Operations	$1,279,507	$1,679,044

Non-cash Financing Transactions:
Fair Value of Common Stock Issued Pursuant to Exercised Stock Options	$4,260	$153,315

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2013, and the results of operations and cash flows for the interim periods presented. Operating results for the period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

SEPTEMBER 30, 2013

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

6. Concentration of Credit Risk

The Company maintains its cash in three financial institutions. The Federal Deposit Insurance Corporation insured up to $250,000 per legal entity per financial institution and all funds in noninterest-bearing transaction accounts until December 31, 2012. As of January 1, 2013 noninterest-bearing transaction accounts no longer receive unlimited deposit insurance coverage. The Company’s uninsured balances totaled approximately $2,905,822 as of September 30, 2013 and $144,736 as of December 31, 2012.

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

10. Advertising

The Company expenses all advertising costs when incurred. Advertising expense recognized for the three months ended September 30, 2013 and 2012 was $1,237 and $2,675, respectively, and for the nine months ended September 30, 2013 and 2012 was $16,053 and $5,327, respectively.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

11. Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note C - Certificate of Deposit

Certificate of deposit totaling $150,345 bears interest of 0.10% that compounds quarterly and matures on November 4, 2014 with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements. The certificate of deposit is restricted as collateral for the company’s letter of credit with Regions bank.

Note D - Loan Fees

During the first quarter of 2013, renewal fees in the amount of $12,269 were incurred in connection with the Regions letter of credit (See Note E - Letter and Line of Credit). As of September 30, 2013 and December 31, 2012, total loan fees were $20,821 and $20,856, respectively. These fees were amortized based on the life of the loans and written off upon completion. Amortization expense for the three months ended September 30, 2013 and 2012 was $3,264 and $3,272, respectively and for the nine months ended September 30, 2013 and 2012 was $11,838 and $11,851, respectively.

Note E - Letter and Line of Credit

The State of Florida requires, as a condition of the Company’s Radioactive Materials License, a $600,000 irrevocable standby letter of credit. This letter of credit with Regions Bank was renewed at similar terms prior to its February 24, 2013 expiration to satisfy the state’s requirements. The letter of credit has an annual fee of $12,269 and is collateralized by the Company’s real estate and a $150,345 certificate of deposit.

The Company has a separate $400,000 line of credit with Regions Bank that is available for the short term capital needs of the Company. The line of credit is secured by the Company’s real estate and incurs interest at prime plus 1.35%. As of September 30, 2013, the Company has not used the line of credit.

Note F - Income Taxes and Available Tax Loss Carryforwards

The components of income tax / (benefit) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current
Federal	$—	$—	$—	$—
State	2,100	—	2,100	—

Total Current	2,100	—	2,100	—

Deferred-Benefit
Federal	113,000	106,900	395,300	382,800
State	12,700	18,300	61,000	65,500

Total Deferred-Benefit	125,700	125,200	456,300	448,300

Total Income Tax Expense/(Benefit)	$127,800	$125,200	$458,400	$448,300

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Income taxes differ from the amounts computed by applying the effective income tax rates of 37.63% to income before income taxes as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected Provision at US Statutory Rate	$117,800	$112,800	$415,600	$403,900
State Income Tax Net of Federal Benefit	9,600	12,000	41,500	43,200
Nondeductible Expenses	400	400	1,300	1,200

Income Tax Expense / (Benefit)	$127,800	$125,200	$458,400	$448,300

The Company had income tax net operating loss (“NOL”) carryforwards for federal income tax purposes. The NOL will expire in various years ending through the year 2030.

The Company’s NOL carryforward is as follows:

	As of September 30, 2013		As of December 31, 2012
	Federal	State	Federal	State

NOL Carryforward - Beginning Of Period	1,605,865	1,108,671	2,071,925	2,071,925

Less Used	(1,235,750)	(1,108,671)	(466,060)	(963,254)

NOL Carryfoward - End Of Period	370,115	—	1,605,865	1,108,671

The components of the Company’s deferred tax assets and (liabilities) are as follows:

	As of September 30, 2013		As of December 31, 2012
	Current	Noncurrent	Current	Noncurrent
NOL Carryforward	$94,900	$24,000	$521,000	$56,000
Accured Liabilities	—	19,500	—	19,500
Share-Based Compensation	—	43,300	—	38,500
Property, Plant & Equipment	—	(241,700)	—	(239,400)

Net Deferred Tax Asset/(Liability)	$94,900	$(154,900)	$521,000	$(125,400)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2013, no further changes to the valuation allowance have been made. The Company believes that its estimate of future operations is conservative and reasonable, but inherently uncertain. If the Company realizes unforeseen material losses in the future and its future projections of income decrease, the allowance could be increased resulting in a charge to income.

The Company’s tax years 2010 through 2012 remain open to examination by taxing jurisdictions.

Note G - Accrued Liabilities

Effective January 1, 2011, the Board of Directors modified the President’s employment contract to include a resignation clause. This clause provides two weeks base pay for every full year worked for the company, if a nine month notice is received before the President leaves. As of September 30, 2013, an accrual of $51,700 is recorded in relation to the resignation clause.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Note H - Stock Options

On February 9, 1999, the Board of Directors approved an option program for non-employee Directors.

The program was amended in 2001 and 2005 to provide for the annual granting to each non-employee Director of five year options to purchase 1,500 shares of common stock, exercisable at the end of one year at the market value of the shares of common stock on the date of grant. Also, the Chairman of the Board is awarded annually five year options to purchase an additional 2,500 shares. Options outstanding under this plan as of September 30, 2013 and 2012 are 0 and 8,500, respectively.

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

In 2003 and 2008 the company reached the maximum number of stock options allowed to be issued under the respective current stock option plan. The company therefore issued 60,000 stock options outside of aforementioned plans. Options outstanding outside a specific plan as of September 30, 2013 and 2012 are 60,000 and 65,000, respectively.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)
Outstanding At December 31, 2012	105,500	$2.10	4.50
Granted	—	$—
Exercised	(3,000)	$2.18
Expired/Forfeited	(5,500)	$2.18

Outstanding At September 30, 2013	97,000	$2.09	4.11

Vested/Exercisable At September 30, 2013	85,000	$2.25	3.95

A summary of the status of the Company’s nonvested stock options is as follows:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
Nonvested, At December 31, 2012	12,000	$0.28
Granted	—	$—
Vested	—	$—

Nonvested, At September 30, 2013	12,000	$0.28

Expired/Forfeited During Period	5,500	$0.75

The Company estimated the fair value at the date of grant using the Black Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2013	2012
Risk Free Interest Rate	—	0.62-1.04%
Expected Volatility	—	80.06-80.25%
Expected Life	—	5 years
Dividend Yield	—	0.00%

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

For the three months ended September 30, 2013 and 2012, 1,500 and 1,500 stock options were exercised under a cashless program resulting in the issuance of 834 and 938 shares and an excess tax benefit of $1,100 and $1,700, respectively. For the nine months ended September 30, 2013 and 2012, 3,000 and 36,000 stock options were exercised under a cashless program resulting in the issuance of 1,682 and 22,808 shares and an excess tax benefit of $2,300 and $42,000, respectively.

The Company recognized $831 and $11,821 stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively and $18,971 and $32,067 for the nine months ended September 30, 2013 and 2012, respectively.

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

As of September 30, 2013, there was $832 of unrecognized compensation costs related to non-vested stock options, which will be amortized to expense over future periods. The Company expects to recognize that cost over the weighted average vesting period of 0.25 years.

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net Income	$218,630	$206,487	$763,753	$739,671

Denominator:
Wtd. Avg. Common Shares Outstanding	2,837,133	2,827,042	2,836,344	2,817,790
Dilutive Effect of Stock Options	87,000	110,500	87,000	110,500

Wtd. Avg. Common Shares Outstanding, Assuming Dilution	2,924,133	2,937,542	2,923,344	2,928,290

Out of the money options excluded from the computation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock option with exercise price of $6.26	10,000	—	10,000	—

Note J - Concentration and Credit Risk

Although the Company continues to diversify its customer base it does a significant amount of its total business with the following customers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Customer 1	27%	30%	31%	31%
Customer 2	20%	24%	22%	29%

Total	47%	54%	53%	60%

FOOD TECHNOLOGY SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Note K - Subsequent Events

In October, 2013 the Company entered into an agreement with Nordion for the purchase and installation of 200,000 curies of Cobalt at an estimated cost of $675,000. The Cobalt shipment and installation date will not be known until completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Food Technology Service, Inc. had revenues of $1,027,510 during the third quarter of 2013 compared to revenues of $925,654 for the same period in 2012. This is an increase of approximately 11 percent. The Company had net income during the third quarter of 2013 of $218,630 versus net income of $206,487 during the same period in 2012, an increase of approximately 5.9 percent.

For the first three quarters of 2013, the Company had revenues of $3,237,412 and net income of $763,753. Revenues during the first three quarters of 2012 were $2,996,094 and the Company had net income of $739,671. Revenues increased by about 8.1 percent and net income increased by approximately 3.3 percent in the first three quarters of 2013 compared to the same period in 2012.

Management attributes increased revenue to continued growth in customer demand.

During the third quarter of 2013, processing costs as a percentage of sales were 16.4 percent compared to 16 percent during the third quarter of 2012. These costs are relatively fixed and the slight increase in 2013 is not significant. General, administrative and development costs as a percentage of sales during the third quarter of 2013 were 33.7 percent. This compares to 31.6 percent in the third quarter of 2012. The increase in general, administrative and development expenses, as a percentage of sales, is due primarily to increased contracted professional services associated with Board activities.

During the first nine months of 2013, processing costs and general, administrative and development costs as a percentage of sales remained relatively constant at approximately 15.6% and 30.9% respectively. As previously noted, these cost are relatively fixed.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management believes that as of September 30, 2013, the Company’s internal controls over financial reporting is effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

The company is not involved in any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Number	Description

31	Certifications of Officers pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOD TECHNOLOGY SERVICE, INC.

By:	/s/ Richard G. Hunter, Ph.D.
Richard G. Hunter, Ph.D.
Chief Executive Officer and
Chief Financial and Accounting Officer

Date: November 13, 2013